Form 10-Q
period 2023-03-31
Mercer Bancorp, Inc.
filed 2023-06-29
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File No. 333-270445

Mercer Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	92-3452469
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1100 Irmscher Blvd, Celina, Ohio	45822
(Address of Principal Executive Offices)	(Zip Code)

(419) 586-5158

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐      NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

No shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 29, 2023.

Mercer Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Mercer Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on March 7, 2023, to serve as the bank holding company for Mercer Savings Bank (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization. As of March 31, 2023, the conversion had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial and other information included in this Quarterly Report relates primarily to the Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report should be read in conjunction with the audited financial statements, and related notes, of the Bank as of and for each of the years ended September 30, 2022 and 2021, contained in the Company’s definitive prospectus dated May 15, 2023, as filed with the Securities and Exchange Commission on May 22, 2023.

Part I. – Financial Information

Item 1.Financial Statements

Mercer Savings Bank

Condensed Balance Sheets

March 31, 2023 (Unaudited) and September 30, 2022

	March 31,	September 30,
	2023	2022
Assets
Cash and due from banks	$1,789,272	$1,361,198
Interest-bearing deposits in other financial institutions	8,048,522	13,015,520
Cash and cash equivalents	9,837,794	14,376,718

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	13,270,918	12,572,195
Held-to-maturity securities	190,597	233,388
Loans receivable	119,179,516	118,654,254
Allowance for loan losses	(960,875)	(983,654)
Net loans	118,218,641	117,670,600

Premises and equipment	2,532,567	2,608,291
Federal Home Loan Bank stock	1,067,600	1,390,200
Bank owned life insurance	1,762,774	1,742,464
Accrued interest receivable	427,179	376,903
Federal Home Loan Bank lender risk account	511,522	516,457
Deferred federal income taxes	231,333	272,051
Other assets	873,388	1,023,484

Total assets	$149,024,313	$152,882,751

Liabilities and Equity

Liabilities
Deposits
Demand	$59,004,286	$65,323,642
Savings and money market	43,269,497	44,168,770
Time	28,754,643	25,266,231

Total deposits	131,028,426	134,758,643

Advances from the Federal Home Loan Bank	2,000,000	3,000,000
Directors plan liability	553,551	565,181
Accrued interest payable and other liabilities	538,622	502,597

Total liabilities	134,120,599	138,826,421

Commitments and Contingencies

Equity
Retained earnings	15,601,793	14,959,892
Accumulated other comprehensive loss	(698,079)	(903,562)

Total equity	14,903,714	14,056,330

Total liabilities and equity	$149,024,313	$152,882,751

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Income

For the Three and Six Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest Income
Loans	$1,257,083	$1,053,497	$2,479,128	$2,125,970
Investment securities	67,743	24,450	134,053	47,024
Interest-bearing deposits and other	115,819	9,722	221,225	20,209

Total interest income	1,440,645	1,087,669	2,834,406	2,193,203

Interest Expense
Deposits	110,571	58,757	159,180	122,272
Federal Home Loan Bank advances	7,052	8,877	14,261	17,951

Total interest expense	117,623	67,634	173,441	140,223

Net Interest Income	1,323,022	1,020,035	2,660,965	2,052,980

Provision for Loan Losses	—	10,000	—	25,000

Net Interest Income After Provision for Loan Losses	1,323,022	1,010,035	2,660,965	2,027,980

Noninterest Income
Service fees on deposits	78,629	75,845	154,544	157,693
Late charges and fees on loans	24,547	29,236	49,488	58,468
Gain on sale of loans	7,951	4,251	7,951	40,691
Loan servicing fees	18,957	15,236	29,023	39,617
Loss on sale of investments	—	—	(8,049)	—
Bank owned life insurance	14,507	11,024	28,888	22,337
Life insurance death benefits	—	—	4,515	—
Other income	4,974	5,720	10,526	10,862

Total noninterest income	149,565	141,312	276,886	329,668

Noninterest Expense
Salaries and employee benefits	538,173	503,028	1,074,133	1,008,405
Directors fees	22,975	21,625	43,150	40,450
Occupancy and equipment	109,485	90,608	222,478	175,237
Data processing fees	133,878	114,158	264,442	222,383
Franchise taxes	29,543	22,241	49,542	43,953
FDIC insurance premiums	9,774	10,155	20,038	20,269
Professional services	51,057	35,384	102,410	87,031
Deposit account services expense	61,655	59,116	122,652	116,550
Advertising	22,418	21,393	44,357	44,352
Loan expenses	18,668	22,803	38,548	43,971
Other	84,139	77,518	160,300	152,102

Total noninterest expense	1,081,765	978,029	2,142,050	1,954,703

Income before income taxes	390,822	173,318	795,801	402,945

Provision for income taxes	77,500	30,531	153,900	80,831

Net Income	$313,322	$142,787	$641,901	$322,114

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$313,322	$142,787	$641,901	$322,114

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	81,927	(452,509)	252,055	(519,776)

Reclassification adjustment for realized loss on sales of securities	—	—	8,049	—

Tax (expense) benefit	(17,204)	95,027	(54,621)	109,153

Other comprehensive income (loss)	64,723	(357,482)	205,483	(410,623)

Comprehensive income (loss)	$378,045	$(214,695)	$847,384	$(88,509)

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Changes in Equity

For the Three and Six Months Ended March 31, 2023 and 2022 (Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
For the three months ended March 31, 2023	Earnings	Income (Loss)	Total
Balance at January 1, 2023	$15,288,471	$(762,802)	$14,525,669

Net income	313,322	—	313,322

Other comprehensive income	—	64,723	64,723

Balance at March 31, 2023	$15,601,793	$(698,079)	$14,903,714

For the three months ended March 31, 2022
Balance at January 1, 2022	$14,195,631	$(6,713)	$14,188,918

Net income	142,787	—	142,787

Other comprehensive loss	—	(357,482)	(357,482)

Balance at March 31, 2022	$14,338,418	$(364,195)	$13,974,223

		Accumulated
		Other
	Retained	Comprehensive
For the six months ended March 31, 2023	Earnings	Income (Loss)	Total
Balance at October 1, 2022	$14,959,892	$(903,562)	$14,056,330

Net income	641,901	—	641,901

Other comprehensive income	—	205,483	205,483

Balance at March 31, 2023	$15,601,793	$(698,079)	$14,903,714

For the six months ended March 31, 2022
Balance at October 1, 2021	$14,016,304	$46,428	$14,062,732

Net income	322,114	—	322,114

Other comprehensive loss	—	(410,623)	(410,623)

Balance at March 31, 2022	$14,338,418	$(364,195)	$13,974,223

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2023 and 2022 (Unaudited)

	Six Months Ended
	March 31,
	2023	2022
Operating Activities
Net income	$641,901	$322,114
Items not requiring (providing) cash:
Depreciation and amortization	148,205	108,546
Amortization of premiums and discounts	30,506	35,484
Amortization of deferred loan fees	(40,130)	(66,225)
Deferred income taxes	(13,903)	126,511
Provision for loan losses	—	25,000
Gain on sale of loans	(7,951)	(40,691)
Proceeds from sales of loans	286,784	1,950,400
Loans originated for sale	(281,252)	(1,521,850)
Loss on sale of investment securities	8,049	—
Life insurance death benefits	(4,515)	—
Increase in cash surrender value of bank-owned life insurance	(28,888)	(22,337)
Changes in:
Accrued interest receivable	(50,276)	15,890
Other assets	(385,454)	(143,137)
Other liabilities	32,973	(66,418)

Net cash provided by operating activities	336,049	723,287

Investing Activities
Purchases of available-for-sale securities	(1,273,478)	(1,005,500)
Proceeds from sales of available-for-sale securities	527,487	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	270,258	252,920
Principal repayments on securities held-to-maturity	41,350	57,354
Net change in loans	(525,911)	1,019,353
Purchase of premises and equipment	(67,049)	(1,285)
Proceeds from redemption of FHLB stock	322,600	—
Proceeds from sale of foreclosed real estate	18,000	—
Proceeds from death benefit of life insurance policies	541,987	—

Net cash (used in) provided by investing activities	(144,756)	322,842

Financing Activities
Net increase (decrease) in deposit accounts	(3,730,217)	6,401,930
Repayment of FHLB advances	(1,000,000)	(1,000,000)

Net cash (used in) provided by financing activities	(4,730,217)	5,401,930

(Decrease) Increase in Cash and Cash Equivalents	(4,538,924)	6,448,059

Cash and Cash Equivalents, Beginning of Period	14,376,718	18,000,590

Cash and Cash Equivalents, End of Period	$9,837,794	$24,448,649

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$146,289	$72,857
Income taxes	—	—

See Notes to Condensed Financial Statements

Mercer Savings Bank

Notes to Unaudited Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of March 31, 2023, and for the interim three and six month periods ended March 31, 2023 and 2022 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and six months ended March 31, 2023 and 2022, are not necessarily indicative of the results to be obtained for a full year.

Nature of Operations

Mercer Savings Bank (“Bank”) is an Ohio chartered mutual bank engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, agricultural, commercial, home equity lines of credit and installment loans, and indirect automobile loans. Its operations are conducted through its four office locations in Celina, Ft. Recovery and Greenville, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of mortgage servicing rights and deferred tax assets and fair values of financial instruments.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for unearned income, charge-offs, the allowance for loan losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. For all loan portfolio segments except residential and consumer loans, the Bank promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Bank charges-off loans, or portions thereof, when the Bank reasonably determines the amount of the loss. The Bank adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds for which the Bank can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Mercer Savings Bank

Notes to Unaudited Financial Statements

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Bank requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans, the Bank records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the prior three years. Management believes the three-year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment history, collateral value and the probability of collecting scheduled principal and interest payments when due, based on the loan’s current payment status and the borrower’s financial condition, including available sources of cash flows. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is generally measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Bank utilizes the discounted cash flows to determine the level of impairment, the Bank includes the entire change in the present value of cash flows as a provision for loan losses.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Bank acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and

Mercer Savings Bank

Notes to Unaudited Financial Statements

discounted based on the age of the appraisal, condition of the subject property and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies and the related qualitative adjustments assigned by the Bank. Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Bank’s policy that any restructured loans on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Bank reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regard to determination of the amount of the allowance for loan losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Revenue Recognition

The Bank accounts for certain revenues in accordance with Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gain on sale of loans and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Bank’s in scope revenue from contracts with customers is recognized within other noninterest income.

Deposit Services. The Bank generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, ATM fees, wire transfers and additional miscellaneous services provided at the request of the depositor.

For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at a point in time.

Note 2:    Future Change in Accounting Principle

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss model, the current expected credit loss model (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

Mercer Savings Bank

Notes to Unaudited Financial Statements

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Bank’s accounting for financial instruments. The Bank is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption. The new standard is effective for fiscal years beginning after December 15, 2022, or October 1, 2023 as to the Bank, including interim periods within those fiscal years. Management is continuing to evaluate the provisions of the ASU.

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
March 31, 2023
U.S. Treasury securities	$2,001,657	$—	$52,249	$1,949,408
U.S. Government agencies	4,017,808	—	187,115	3,830,693
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,909,479	—	363,120	3,546,359
State and political subdivisions	4,225,619	20,060	301,221	3,944,458

	$14,154,563	$20,060	$903,705	$13,270,918

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2022
U.S. Treasury securities	$2,008,695	$—	$84,242	$1,924,453
U.S. Government agencies	4,025,948	—	227,874	3,798,074
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,191,085	—	395,205	3,795,880
State and political subdivisions	3,490,216	201	436,629	3,053,788

	$13,715,944	$201	$1,143,950	$12,572,195

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
March 31, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$190,597	$—	$3,445	$187,152

September 30, 2022
Mortgage-backed Government Sponsored Enterprises (GSEs)	$233,388	$—	$5,304	$228,084

Mercer Savings Bank

Notes to Unaudited Financial Statements

The amortized cost and fair value of available-for-sale securities at March 31, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2023
Within one year	$2,254,774	$2,213,951
One to five years	4,460,978	4,242,595
Five to ten years	—	—
After ten years	3,529,332	3,268,013
	10,245,084	9,724,559
Mortgage-backed GSEs	3,909,479	3,546,359
Totals	$14,154,563	$13,270,918

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $500,000 (unaudited) and $460,000 at March 31, 2023 and September 30, 2022, respectively.

Proceeds from sales of available for sale securities totaled $527,000 during the six months ended March 31, 2023, resulting in a gross realized loss of $8,049. There were no sales of securities during the six-month period ended March 31, 2022. There were no sales during the three month periods ended March 31, 2023 or 2022.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 26 securities at March 31, 2023 (unaudited), and 30 securities at September 30, 2022, was approximately $11,791,000 and $12,569,000 which is approximately 88 percent and 98 percent respectively, of the fair value of the Bank’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Mercer Savings Bank

Notes to Unaudited Financial Statements

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 (unaudited) and September 30, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$1,949,408	$52,249	$1,949,408	$52,249
U.S. Government agencies	1,929,114	86,328	1,901,579	100,787	3,830,693	187,115
Mortgage-backed Government Sponsored Enterprises (GSEs)	1,713,447	130,306	1,832,912	232,814	3,546,359	363,120
State and political subdivisions	958,275	38,481	1,319,295	262,740	2,277,570	301,221
	4,600,836	255,115	7,003,194	648,590	11,604,030	903,705

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	187,152	3,445	—	—	187,152	3,445

Total temporarily impaired securities	$4,787,988	$258,560	$7,003,194	$648,590	$11,791,182	$907,150

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$1,924,453	$84,242	$1,924,453	$84,242
U.S. Government agencies	1,924,522	98,137	1,873,552	129,737	3,798,074	227,874
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,110,636	291,370	685,244	103,835	3,795,880	395,205
State and political subdivisions	2,822,544	436,629	—	—	2,822,544	436,629
	7,857,702	826,136	4,483,249	317,814	12,340,951	1,143,950

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	228,084	5,304	—	—	228,084	5,304

Total temporarily impaired securities	$8,085,786	$831,440	$4,483,249	$317,814	$12,569,035	$1,149,254

U.S. Government Treasuries and Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Bank typically does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2023 (unaudited).

Mercer Savings Bank

Notes to Unaudited Financial Statements

Mortgage-backed GSEs

The unrealized losses on the Bank’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Bank expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Bank typically does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2023 (unaudited).

Note 4:    Loans and Allowance for Loan Losses

Categories of loans were as follows:

	March 31,	September 30,
	2023	2022

	(In thousands)
Real estate loans:
Residential	$75,497	$78,312
Multi-family	1,334	1,356
Agricultural	31,546	28,516
Commercial	1,766	1,790
Construction and land	4,135	3,610
Home equity line of credit (HELOC)	4,456	5,175
Commercial and industrial	1,766	1,833
Consumer	1,301	926

Total loans	121,801	121,518

Less:
Undisbursed loans in process	2,297	2,530
Net deferred loan fees	324	334
Allowance for loan losses	961	984

Net loans	$118,219	$117,670

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at March 31, 2023 (unaudited) and September 30, 2022, were approximately $20,508,000 and $21,123,000 respectively.

Mercer Savings Bank

Notes to Unaudited Financial Statements

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended March 31, 2023 and the year ended September 30, 2022.

	Three Months Ended March 31, 2023
		Provision
	Balance	(credit)			Balance
	January 1, 2023	for loan losses	Charge-offs	Recoveries	March 31, 2023

	(In thousands)
Real estate loans:
Residential	$660	$(13)	$—	$—	$647
Multi-family	12	(1)	—	—	11
Agricultural	154	68	—	—	222
Commercial	9	3	—	—	12
Construction and land	39	(4)	—	—	35
Home equity line of credit (HELOC)	47	(37)	—	—	10
Commercial and industrial	9	(1)	—	—	8
Consumer	31	(17)	—	—	14

Total loans	$961	$(0)	$—	$—	$961

	Three Months Ended March 31, 2022
		Provision
	Balance	(credit)			Balance
	January 1, 2022	for loan losses	Charge-offs	Recoveries	March 31, 2022

	(In thousands)
Real estate loans:
Residential	$659	$(25)	$—	$—	$634
Multi-family	10	(1)	—	—	9
Agricultural	216	25	—	—	241
Commercial	12	4	—	—	16
Construction and land	12	1	—	—	13
Home equity line of credit (HELOC)	38	7	—	—	45
Commercial and industrial	11	2	—	—	13
Consumer	15	(3)	—	—	12

Total loans	$973	$10	$—	$—	$983

	Six Months Ended March 31, 2023
		Provision
	Balance	(credit)			Balance
	October 1, 2022	for loan losses	Charge-offs	Recoveries	March 31, 2023

	(In thousands)
Real estate loans:
Residential	$624	$46	$(23)	$—	$647
Multi-family	11	0	—	—	11
Agricultural	199	23	—	—	222
Commercial	11	1	—	—	12
Construction and land	35	0	—	—	35
Home equity line of credit (HELOC)	69	(59)	—	—	10
Commercial and industrial	12	(4)	—	—	8
Consumer	23	(9)	—	—	14

Total loans	$984	$(0)	$(23)	$—	$961

Mercer Savings Bank

Notes to Unaudited Financial Statements

	Six Months Ended March 31, 2022
		Provision
	Balance	(credit)			Balance
	October 1, 2021	for loan losses	Charge-offs	Recoveries	March 31, 2022

	(In thousands)
Real estate loans:
Residential	$627	$7	$—	$—	$634
Multi-family	10	(1)	—	—	9
Agricultural	211	30	—	—	241
Commercial	12	4	—	—	16
Construction and land	32	(19)	—	—	13
Home equity line of credit (HELOC)	40	5	—	—	45
Commercial and industrial	12	1	—	—	13
Consumer	14	(2)	—	—	12

Total loans	$958	$25	$—	$—	$983

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2023 and September 30, 2022:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(In thousands)
March 31, 2023
Real estate loans:
Residential	$—	$647	$—	$75,497
Multi-family	—	11	—	1,334
Agricultural	—	222	—	31,546
Commercial	—	12	—	1,766
Construction and land	—	35	—	4,135
Home equity line of credit (HELOC)	—	10	—	4,456
Commercial and industrial	—	8	—	1,766
Consumer	—	14	—	1,301

Total loans	$—	$961	$—	$121,801

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(In thousands)
September 30, 2022
Real estate loans:
Residential	$—	$624	$—	$78,312
Multi-family	—	11	—	1,356
Agricultural	—	199	—	28,516
Commercial	—	11	—	1,790
Construction and land	—	35	—	3,610
Home equity line of credit (HELOC)	—	69	—	5,175
Commercial and industrial	—	12	—	1,833
Consumer	—	23	—	926

Total loans	$—	$984	$—	$121,518

Mercer Savings Bank

Notes to Unaudited Financial Statements

The Bank has adopted a standard loan grading system for all loans, as follows:

Pass. Loans of sufficient quality, which generally are protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

Special Mention. Loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

Substandard. Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Usually, this classification includes all 90 days or more, non-accrual, and past due loans.

Doubtful. Loans which have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss. Loans considered uncollectible and of such little value that continuance as an asset without the establishment of a specific reserve is not warranted.

Risk characteristics of each loan portfolio segment are described as follows:

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate (both owner and non-owner occupied). The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Multi-family Real Estate

These loans include loans on residential real estate secured by property with five or more units. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Agriculture Real Estate

These loans are primarily loans on farm ground and include loans secured by residential properties located on farm ground, but agricultural activities may not be the primary occupation of the borrowers. The main risks are changes in the value of the collateral and changes in the economy or borrowers’ business operations. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Commercial Real Estate

These loans are generally secured by owner-occupied commercial real estate including warehouses and offices. The main risks are changes in the value of the collateral and ability of borrowers to successfully conduct their business operations. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Mercer Savings Bank

Notes to Unaudited Financial Statements

Construction and Land Real Estate

These loans include construction loans for 1-4 family residential and commercial properties (both owner and non-owner occupied) and first liens on land. The main risks for construction loans include uncertainties in estimating costs of construction and in estimating the market value of the completed project. The main risks for land loans are changes in the value of the collateral and stability of the local economic environment. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

HELOC

These loans are generally secured by owner-occupied 1-4 family residences. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of the borrower and the economic conditions that impact the cash flow stability from business operations.

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. The main risks for these loans are the depreciation of the collateral values (vehicles) and the financial condition of the borrowers. Major employment changes are specifically considered by management.

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of March 31, 2023 (unaudited) and September 30, 2022, follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
March 31, 2023
Real estate loans:
Residential	$74,909	$—	$588	$—	$75,497
Multi-family	1,334	—	—	—	1,334
Agricultural	31,546	—	—	—	31,546
Commercial	1,766	—	—	—	1,766
Construction and land	4,135	—	—	—	4,135
Home equity line of credit (HELOC)	4,456	—	—	—	4,456
Commercial and industrial	1,766	—	—	—	1,766
Consumer	1,301	—	—	—	1,301

Total loans	$121,213	$—	$588	$—	$121,801

Mercer Savings Bank

Notes to Unaudited Financial Statements

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2022
Real estate loans:
Residential	$77,965	$—	$347	$—	$78,312
Multi-family	1,356	—	—	—	1,356
Agricultural	28,516	—	—	—	28,516
Commercial	1,790	—	—	—	1,790
Construction and land	3,610	—	—	—	3,610
Home equity line of credit (HELOC)	5,175	—	—	—	5,175
Commercial and industrial	1,833	—	—	—	1,833
Consumer	923	—	3	—	926

Total loans	$121,168	$—	$350	$—	$121,518

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the six months ended March 31, 2023 (unaudited) or the year ended September 30, 2022.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2023 and September 30, 2022:

	March 31, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(In thousands)
Real estate loans:
Residential	$260	$170	$588	$1,018	$74,479	$75,497	$—
Multi-family	—	—	—	—	1,334	1,334	—
Agricultural	—	153	—	153	31,393	31,546	—
Commercial	—	—	—	—	1,766	1,766	—
Construction and land	—	—	—	—	4,135	4,135	—
Home equity line of credit (HELOC)	—	—	—	—	4,456	4,456	—
Commercial and industrial	—	—	—	—	1,766	1,766	—
Consumer	30	—	—	30	1,271	1,301	—

Total	$290	$323	$588	$1,201	$120,600	$121,801	$—

Mercer Savings Bank

Notes to Unaudited Financial Statements

	September 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(In thousands)
Real estate loans:
Residential	$271	$65	$347	$683	$77,629	$78,312	$—
Multi-family	—	—	—	—	1,356	1,356	—
Agricultural	—	—	—	—	28,516	28,516	—
Commercial	—	—	—	—	1,790	1,790	—
Construction and land	—	—	—	—	3,610	3,610	—
Home equity line of credit (HELOC)	144	—	—	144	5,031	5,175	—
Commercial and industrial	—	—	—	—	1,833	1,833	—
Consumer	—	—	3	3	923	926	—

Total	$415	$65	$350	$830	$120,688	$121,518	$—

The Bank had no loans identified as impaired as of March 31, 2023 and September 30, 2022, and no loans identified as impaired during the three and six months ended March 31, 2023 and 2022 (unaudited) and during the year ended September 30, 2022.

Nonaccrual loans at March 31, 2023 and September 30, 2022, were as follows:

	March 31,	September 30,
	2023	2022

	(In thousands)
Residential real estate loans	$588	$247
Consumer	—	3

	$588	$250

There were no loans modified in a troubled debt restructuring during the three and six months ended March 31, 2023 and 2022 (unaudited) and during the year ended September 30, 2022. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted during the three and six months ended March 31, 2023 and 2022 (unaudited) and during the year ended September 30, 2022.

Note 5:    Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of

Mercer Savings Bank

Notes to Unaudited Financial Statements

Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2023 (unaudited) and September 30, 2022, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2023 (unaudited), the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2023
Total Capital
(to Risk-Weighted Assets)	$16,472	16.9%	$7,798	8.0%	$9,747	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$15,511	15.9%	$5,848	6.0%	$7,798	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$15,511	15.9%	$4,386	4.5%	$6,336	6.5%

Tier I Capital
(to Average Total Assets)	$15,511	10.3%	$5,998	4.0%	$7,498	5.0%

As of September 30, 2022
Total Capital
(to Risk-Weighted Assets)	$15,800	16.6%	$7,613	8.0%	$9,516	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$14,816	15.6%	$5,710	6.0%	$7,613	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$14,816	15.6%	$4,282	4.5%	$6,185	6.5%

Tier I Capital
(to Average Total Assets)	$14,816	9.7%	$6,106	4.0%	$7,632	5.0%

Mercer Savings Bank

Notes to Unaudited Financial Statements

Note 6:    Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 (unaudited), and September 30, 2022:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
U.S. Treasury securities	$1,949,408	$1,949,408	$—	$—
U.S. Government agencies	3,830,693	—	3,830,693	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,546,359	—	3,546,359	—
State and political subdivisions	3,944,458	—	3,944,458	—

September 30, 2022
U.S. Treasury securities	$1,924,453	$1,924,453	$—	$—
U.S. Government agencies	3,798,074	—	3,798,074	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,795,880	—	3,795,880	—
State and political subdivisions	3,053,788	—	3,053,788	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three and six months ended March 31, 2023 (unaudited) and the year ended September 30, 2022.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of

Mercer Savings Bank

Notes to Unaudited Financial Statements

securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Bank had no Level 3 securities.

Nonrecurring Measurements

The Bank had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2023 (unaudited) and September 30, 2022.

The estimated fair values of the Bank’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and cash equivalents	$9,837,794	$9,837,794	$9,837,794	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans, net	118,218,641	104,997,000	—	—	104,997,000
FHLB Stock	1,067,600	1,067,600	—	1,067,600	—
Bank owned life insurance	1,762,774	1,762,774	1,762,774	—	—
Accrued interest receivable	427,179	421,179	421,179	—	—

Financial liabilities:
Deposits	131,028,426	131,114,783	102,273,783	—	28,841,000
FHLB advances	2,000,000	2,002,000	—	2,002,000	—
Accrued interest payable	29,930	29,930	29,930	—	—

September 30, 2022
Financial assets:
Cash and cash equivalents	$14,376,718	$14,376,718	$14,376,718	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans, net	117,670,600	106,895,000	—	—	106,895,000
FHLB Stock	1,390,200	1,390,200	—	1,390,200	—
Bank owned life insurance	1,742,464	1,742,464	1,742,464	—	—
Accrued interest receivable	376,903	376,903	376,903	—	—

Financial liabilities:
Deposits	134,758,643	134,834,412	109,492,412	—	25,342,000
FHLB advances	3,000,000	3,003,000	—	3,003,000	—
Accrued interest payable	2,778	2,778	2,778	—	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Bank’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristic of the financial instruments, or other factors. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

Note 7:    Commitments and Credit Risks

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is

Mercer Savings Bank

Notes to Unaudited Financial Statements

evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	March 31,	September 30,
	2023	2022

	(In thousands)
Commitments to originate loans	$1,705	$3,796
Undisbursed balance of loans closed	11,079	8,975

Total	$12,784	$12,771

Note 8:    Plan of Conversion and Change in Corporate Form

On March 3, 2023, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan is subject to the approval of the Federal Deposit Insurance Corporation and the State of Ohio Division of Financial Institutions and must be approved by the affirmative vote of at least two-thirds of the total votes eligible to be cast by the voting members of the Bank at a special meeting. Pursuant to the Plan, the Bank proposes to convert from the mutual form of organization into a stock bank structure along with the establishment of a stock holding company (Mercer Bancorp, Inc.), as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to Mercer Bancorp, Inc. Pursuant to the Plan, Mercer Bancorp, Inc. will offer its common stock for sale to members of the Bank and general public, with the total offering value and number of shares of common stock determined based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to 8% of the common stock sold in the offering.

Mercer Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank had incurred $420,158 and $0 in deferred conversion costs as of March 31, 2023 (unaudited) and September 30, 2022, respectively.

At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings at the time of conversion. The liquidation account will be maintained for the benefit of eligible deposit account holders who maintain their accounts in the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Mercer Bancorp, Inc. is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting

Mercer Savings Bank

Notes to Unaudited Financial Statements

requirements applicable to other public companies but not to “emerging growth companies.” Mercer Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s definitive prospectus dated May 15, 2023, as filed with the Securities and Exchange Commission on May 22, 2023, pursuant to Securities Act Rule 424(b)(3).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary policy;
●	changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits, including the percentage of uninsured deposits in our portfolio;

●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	public health emergencies, including the COVID-19 pandemic.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

A new credit loss accounting standard, the Current Expected Credit Loss standard (“CECL”), will become effective for Mercer Savings Bank on October 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which may require us to increase our allowance for credit losses and will require us to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Mercer Savings Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Mercer Savings Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by Mercer Savings Bank can be found in Note 6 of the Financial Statements, “Disclosures About Fair Value of Assets and Liabilities.”

Comparison of Financial Condition at March 31, 2023 and September 30, 2022

Total Assets. Total assets were $149.0 million at March 31, 2023, a decrease of $3.9 million, or 2.5%, from $152.9 million at September 30, 2022. The decrease was primarily comprised of a decrease in cash and cash equivalents of $4.5 million, which was partially offset by an increase in investment securities available for sale of $699,000 and an increase in loans of $548,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.5 million, or 31.6%, to $9.8 million at March 31, 2023 from September 30, 2022. The decrease was due primarily to decreases in deposits and advances from the Federal Home Loan Bank during the six-month period and expenditures to fund increases in investment securities and loans during the six months ended March 31, 2023.

Investment Securities. Investment securities increased $656,000, or 5.1%, to $13.5 million at March 31, 2023, from $12.8 million at September 30, 2022. During the six-month period ended March 31, 2023, securities purchases of $1.3 million were partially offset by sales, calls, maturities and repayments of $800,000. The yield on investment securities was 1.86% for the six months ended March 31, 2023, compared to 1.02% for the year ended September 30, 2022, reflecting the recent increases in the overall interest rate environment.

Net Loans. Net loans increased by $548,000, or 0.5%, to $118.2 million at March 31, 2023 from $117.7 million at September 30, 2022. During the six months ended March 31, 2023, loan originations totaled $11.7 million. The Bank’s loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural real estate loans in our market area. The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans and agricultural real estate loans.

Deposits. Deposits decreased by $3.7 million, or 2.8%, to $131.0 million at March 31, 2023 from $134.8 million at September 30, 2022. Core deposits decreased $7.2 million, or 6.6%, to $102.3 million at March 31, 2023 from $109.5 million at September 30, 2022. Certificates of deposit increased $3.5 million, or 13.8%, to $28.8 million at March 31, 2023 from $25.3 million at September 30, 2022. The decrease in core deposits was due to migration to higher rate certificates of deposit and alternatives at investment brokerages as a result of the increasing interest rate environment, as well as normal seasonal declines in transactional accounts.

During the six months ended March 31, 2023, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Borrowings. Advances from the Federal Home Loan Bank decreased by $1.0 million, or 33.3%, to $2.0 million at March 31, 2023, from $3.0 million at September 30, 2022, due to the maturity of an advance during the six-month period ended March 31, 2023.

Total Equity. Total equity increased $847,000, or 6.0%, to $14.9 million at March 31, 2023 from $14.1 million at September 30, 2022. The increase resulted from net income of $642,000 during the six months ended March 31, 2023 and a $205,000 increase in accumulated other comprehensive income.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using monthly average balances. Non-accrual loans are included in the computation of average balances only. Average loan balances include loans held for sale.

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans (1)	$118,750	$1,257	4.23%	$113,180	$1,053	3.72%
Taxable securities	10,196	35	1.37	7,477	11	0.59
Tax-exempt securities	4,226	33	3.12	2,129	14	2.63
Interest-earning deposits and other	10,039	116	4.62	23,430	10	0.17
Total interest-earning assets	143,211	1,441	4.02	146,216	1,088	2.98
Noninterest-earning assets	6,743			6,627
Allowance for loan losses	(961)			(979)
Total assets	$148,993			$151,864

Interest-bearing liabilities:
Interest-bearing demand deposits	$43,652	7	0.06%	$45,623	4	0.04%
Savings deposits	44,286	4	0.04	44,345	7	0.06
Certificates of deposit	27,116	100	1.48	29,056	48	0.66
Total interest-bearing deposits	115,054	111	0.39	119,024	59	0.20
Federal Home Loan Bank advances	2,750	7	1.02	3,750	9	0.96
Total interest-bearing liabilities	117,804	118	0.40	122,774	68	0.22
Noninterest-bearing demand deposits	15,558			14,097
Other noninterest-bearing liabilities	5,159			960
Total liabilities	138,521			137,831
Equity	10,472			14,033
Total liabilities and equity	$148,993			$151,864
Net interest income		$1,323			$1,020
Net interest rate spread (2)			3.62%			2.76%
Net interest-earning assets (3)	$25,407			$23,442
Net interest margin (4)			3.70%			2.79%
Average interest-earning assets to interest-bearing liabilities	121.57%			119.09%

	For the Six Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans (1)	$118,747	$2,479	4.18%	$113,789	$2,126	3.74%
Taxable securities	10,282	76	1.48	7,561	27	0.71
Tax-exempt securities	4,124	58	2.81	1,987	20	2.01
Interest-earning deposits and other	10,881	221	4.06	21,663	20	0.18
Total interest-earning assets	144,034	2,834	3.94	145,000	2,193	3.02
Noninterest-earning assets	6,830			6,723
Allowance for loan losses	(967)			(972)
Total assets	$149,897			$150,751

Interest-bearing liabilities:
Interest-bearing demand deposits	$44,301	10	0.05%	$45,055	7	0.03%
Savings deposits	44,737	11	0.05	43,345	14	0.06
Certificates of deposit	26,029	138	1.06	29,607	101	0.68
Total interest-bearing deposits	115,067	159	0.28	118,007	122	0.21
Federal Home Loan Bank advances	2,857	14	0.98	3,857	18	0.93
Total interest-bearing liabilities	117,924	173	0.29	121,864	140	0.23
Noninterest-bearing demand deposits	16,201			13,778
Other noninterest-bearing liabilities	1,822			1,079
Total liabilities	135,947			136,721
Equity	13,950			14,030
Total liabilities and equity	$149,897			$150,751
Net interest income		$2,661			$2,053
Net interest rate spread (2)			3.65%			2.79%
Net interest-earning assets (3)	$26,110			$23,136
Net interest margin (4)			3.69%			2.83%
Average interest-earning assets to interest-bearing liabilities	122.14%			118.99%
(1)	Net deferred fee income included in interest earned on loans totaled $22,000 and $35,000 for the three months ended March 31, 2023 and 2022, respectively, and $40,000 and $66,000 for the six months ended March 31, 2023 and 2022, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. The Bank recorded net income for the three months ended March 31, 2023 of $313,000, an increase of $171,000, or 119.4%, compared to net income of $143,000 for the three months ended March 31, 2022. The increase in net income was primarily due to a $303,000 increase in net interest income and a $10,000 decrease in the provision for loan losses, which were partially offset by a $104,000 increase in noninterest expenses and a $47,000 increase in income taxes.

Interest Income. Interest income increased $353,000, or 32.5%, to $1.4 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022. This increase was attributable to a $204,000, or 19.3%, increase in interest on loans, a $43,000, or 177.1%, increase in interest on investment securities and a $106,000, or 1,091%, increase in interest on interest-bearing deposits and other assets.

The average balance of loans increased by $5.6 million, or 4.9%, during the three months ended March 31, 2023 over the average balance for the three months ended March 31, 2022, while the average yield on loans increased by 51 basis points to 4.23% for the three months ended March 31, 2023 from 3.72% for the three months ended March 31, 2022. The increase in average yield on loans was due to the overall increase in interest rates in the economy.

The average balance of investment securities increased $4.8 million to $14.4 million for the three months ended March 31, 2023 from $9.6 million for the three months ended March 31, 2022, while the average yield on investment securities increased by 85 basis points to 1.89% for the three months ended March 31, 2023 from 1.04% for the three months ended March 31, 2022. The increase in average yields on securities was due primarily to the increasing interest rate environment.

The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $13.4 million, or 57.2%, for the three months ended March 31, 2023, compared to the same period in 2022, which was partially offset by an increase in the average yield of 445 basis points, to 4.62% for the three months ended March 31, 2023 from 0.17% for the three months ended March 31, 2022. The average yield on short-term deposits reflected the increases in interest rates in the economy.

Interest Expense. Total interest expense increased $50,000, or 73.9%, to $118,000 for the three months ended March 31, 2023 from $68,000 for the three months ended March 31, 2022. Interest expense on deposits increased $52,000, or 88.2%, to $111,000 for the three months ended March 31, 2023, from $59,000 for the three months ended March 31, 2022. The increase was primarily due to an increase of 19 basis points in the average cost of interest-bearing deposits to 0.39% for the three months ended March 31, 2023 from 0.20% for the three months ended March 31, 2022, partially offset by a decrease of $4.0 million, or 3.3%, in the average balance of interest-bearing deposits to $115.1 million for the three months ended March 31, 2023 from $119.0 million the three months ended March 31, 2022.

Interest expense on borrowings decreased $1,800, or 20.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was due to a $1.0 million decrease in the average balance outstanding, to $2.8 million for the three months ended March 31, 2023 from $3.8 million for the same period in 2022, which was partially offset by a six basis point increase in the weighted-average rate to 1.02% for the three months ended March 31, 2023.

Net Interest Income. Net interest income increased $303,000, or 29.7%, to $1.3 million for the three months ended March 31, 2023, compared to $1.0 million for the three months ended March 31, 2022. The increase reflected an increase in the interest rate spread to 3.62% for the three months ended March 31, 2023 from 2.74% for the three months ended March 31, 2022 and an increase in average net interest earning assets of $2.0 million period to period. The net interest margin increased to 3.70% for the three months ended March 31, 2023 from 2.79% for the three months ended March 31, 2022. The interest rate spread and net interest margin were impacted by increasing market interest rates during 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for the three months ended March 31, 2023, a decrease of $10,000 compared to the three months ended March 31, 2022. The allowance for loan losses was $961,000 and $983,000 at March 31, 2023 and 2022, respectively, and represented 0.81% of total loans at March 31, 2023, and 0.85% of total loans at March 31, 2022. The determination of the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and net charge-offs in both periods.

Total nonperforming loans were $588,000 at March 31, 2023, compared to $199,000 at March 31, 2022. Classified loans totaled $588,000 at March 31, 2023, compared to $249,000 at March 31, 2022, and total loans past due greater than 30 days were $1.3 million and $1.0 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 163.5% at March 31, 2023 compared to 493.7% at March 31, 2022.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Non-interest income totaled $150,000 for the three months ended March 31, 2023, an increase of $8,000, or 5.8%, from $142,000 for the three months ended March 31, 2022. The increase was primarily due to a $4,000 increase in gain on sale of loans, a $4,000 increase in loan servicing fees and a $3,000 increase in service fees on deposits, which were partially offset by a $5,000 decrease in late charges and fees on loans.

Noninterest Expense. Noninterest expense increased $104,000, or 10.6%, to $1.1 million for the three months ended March 31, 2023, compared to $978,000 for the three months ended March 31, 2022. The increase was due primarily to a $35,000, or 7.0%, increase in salaries and employee benefits, a $19,000, or 20.8%, increase in occupancy and equipment and a $20,000, or 17.3%, increase in data processing fees. The increase in salaries and employee benefits was due primarily to an increase in the profit-sharing allocation as a result of the increase in net income, along with normal merit increases period-to-period. The increase in occupancy and equipment was due primarily to expenses associated with installation of new data processing hardware and software. The increase in data processing was due to an extensive IT network upgrade and the engagement of an independent firm for managed services.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes increased by $47,000, or 153.8%, to $78,000 for the three months ended March 31, 2023, compared to $31,000 for the three months ended March 31, 2022. The increase in the income tax provision was due primarily to a $218,000, or 125.5%, increase in pretax income. The effective tax rates were 19.8% and 17.6% for the three months ended March 31, 2023 and 2022, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2023 and 2022

General. The Bank recorded net income for the six months ended March 31, 2023 of $642,000, an increase of $320,000, or 99.3%, compared to net income of $322,000 for the six months ended March 31, 2022. The increase in net income was primarily due to a $608,000 increase in net interest income and a $25,000 decrease in the provision for loan losses, which were partially offset by a $53,000 decrease in noninterest income, a $187,000 increase in noninterest expenses and a $73,000 increase in income taxes.

Interest Income. Interest income increased $641,000, or 29.2%, to $2.8 million for the six months ended March 31, 2023, compared to $2.2 million for the six months ended March 31, 2022. This increase was attributable to a $353,000, or 16.6%, increase in interest on loans, an $87,000, or 185.1%, increase in interest on investment securities and a $201,000, or 994.7%, increase in interest on interest-bearing deposits and other assets.

The average balance of loans increased by $5.0 million, or 4.4%, during the six months ended March 31, 2023 over the average balance for the six months ended March 31, 2022, while the average yield on loans increased by 44 basis points to 4.18% for the six months ended March 31, 2023 from 3.74% for the six months ended March 31, 2022. The increase in average yield on loans was due to the overall increase in interest rates in the economy.

The average balance of investment securities increased $4.9 million to $14.4 million for the six months ended March 31, 2023 from $9.5 million for the six months ended March 31, 2022, while the average yield on investment securities increased by 88 basis points to 1.86% for the six months ended March 31, 2023 from 0.98% for the six months ended March 31, 2022. The increase in average yields on securities was due primarily to the increasing interest rate environment.

The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $10.8 million, or 49.8%, for the six months ended March 31, 2023, compared to the same period in 2022, which was more than offset by an increase in the average yield of 388 basis points, to 4.06% for the six months ended March 31, 2023 from 0.18% for the six months ended March 31, 2022. The average yield on short-term deposits reflected the increases in interest rates in the economy.

Interest Expense. Total interest expense increased $33,000, or 23.7%, to $173,000 for the six months ended March 31, 2023, from $140,000 for the six months ended March 31, 2022. The increase was primarily due to an increase of seven basis points in the average cost of interest-bearing deposits to 0.28% for the six months ended March 31, 2023 from 0.21% for the six months ended March 31, 2022, offset by a decrease of $3.0 million, or 2.5%, in the average balance of interest-bearing deposits to $115.1 million for the six months ended March 31, 2023 from $118.0 million for the six months ended March 31, 2022.

Interest expense on borrowings decreased $4,000, or 20.6%, for the six months ended March 31, 2023, compared to the six months ended March 31, 2022. The decrease was due to a $1.0 million decrease in the average balance outstanding, to $2.9 million for the six months ended March 31, 2023 from $3.9 million for the same period in 2022, which was partially offset by a five basis point increase in the weighted average rate to 0.98% for the six months ended March 31, 2023.

Net Interest Income. Net interest income increased $608,000, or 29.6%, to $2.7 million for the six months ended March 31, 2023, compared to $2.1 million for the six months ended March 31, 2022. The increase reflected an increase in the interest rate spread to 3.65% for the six months ended March 31, 2023 from 2.79% for the six months ended March 31, 2022 and an increase in average net interest earning assets of $3.0 million period to period. Our net interest margin increased to 3.69% for the six months ended March 31, 2023 from 2.83% for the six months ended March 31, 2022. The interest rate spread and net interest margin were impacted by increasing market interest rates during 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for the six months ended March 31, 2023, a decrease of $25,000 compared to the six months ended March 31, 2022. The allowance for loan losses was $961,000 and $983,000 at March 31, 2023 and 2022, respectively, and represented 0.81% of total loans at March 31, 2023, and 0.85% of total loans at March 31, 2022. The determination of the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and net charge-offs in both periods.

Total nonperforming loans were $588,000 at March 31, 2023, compared to $199,000 at March 31, 2022. Classified loans totaled $588,000 at March 31, 2023, compared to $249,000 at March 31, 2022, and total loans past due greater than 30 days were $1.3 million and $1.0 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 163.5% at March 31, 2023 compared to 493.7% at March 31, 2022.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Non-interest income totaled $277,000 for the six months ended March 31, 2023, a decrease of $53,000, or 16.0%, from $330,000 for the six months ended March 31, 2022. The decrease was primarily due to a $33,000 decrease in gain on sale of loans, an $11,000 decrease in loan servicing fees and an $8,000 loss on sale of investment securities in the 2022 period. The Bank had a decline in the volume of loan sales during the six months ended March 31, 2023 as the increase in interest rates had the effect of reducing origination of fixed-rate loans that the Bank sells in the secondary market.

Noninterest Expense. Noninterest expense increased $187,000, or 9.6%, to $2.1 million for the six months ended March 31, 2023, compared to the six months ended March 31, 2022. The increase was due primarily to a $66,000, or 6.5%, increase in salaries and employee benefits, a $47,000, or 27.0%, increase in occupancy and equipment and a $42,000, or 18.9%, increase in data processing fees. The increase in salaries and employee benefits was due primarily to an increase in the profit-sharing allocation as a result of the increase in net income, along with normal merit increases period-to-period. The increase in occupancy and equipment was due primarily to expenses associated with installation of new data processing hardware and software. The increase in data processing was due to an extensive IT network upgrade and the engagement of an independent firm for managed services.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes increased by $73,000, or 90.4%, to $154,000 for the six months ended March 31, 2023, compared to $81,000 for the six months ended March 31, 2022. The increase in the income tax provision was due primarily to a $393,000, or 97.5%, increase in pretax income. The effective tax rates were 19.3% and 20.0% for the six months ended March 31, 2023 and 2022, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Bank is periodically involved in legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings is not expected to have a material effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

3.1

Articles of Incorporation of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

3.2

Bylaws of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

Date: June 29, 2023	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: June 29, 2023	/s/Rick L. Ross
Rick L. Ross
Treasurer