Form 10-Q
period 2023-06-30
Mercer Bancorp, Inc.
filed 2023-08-14
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

No shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 14, 2023.

Mercer Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Mercer Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on March 7, 2023, to serve as the bank holding company for Mercer Savings Bank (the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization. As of June 30, 2023, the conversion had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial and other information included in this Quarterly Report relates primarily to the Bank.

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

Part I. – Financial Information

Item 1.Financial Statements

Mercer Savings Bank

Condensed Balance Sheets

June 30, 2023 (Unaudited) and September 30, 2022

	June 30,	September 30,
	2023	2022
Assets
Cash and due from banks	$1,897,152	$1,361,198
Interest-bearing deposits in other financial institutions	7,248,458	13,015,520
Cash and cash equivalents	9,145,610	14,376,718

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	11,652,889	12,572,195
Held-to-maturity securities	168,443	233,388
Loans held for sale	6,904,108	—
Loans receivable	120,422,557	118,654,254
Allowance for loan losses	(960,875)	(983,654)
Net loans	119,461,682	117,670,600

Premises and equipment	2,538,040	2,608,291
Federal Home Loan Bank stock	1,070,200	1,390,200
Bank owned life insurance	1,773,155	1,742,464
Accrued interest receivable	423,116	376,903
Federal Home Loan Bank lender risk account	506,568	516,457
Deferred federal income taxes	88,082	272,051
Other assets	1,441,536	1,023,484

Total assets	$155,273,429	$152,882,751

Liabilities and Equity

Liabilities
Deposits
Demand	$57,348,710	$65,323,642
Savings and money market	41,530,846	44,168,770
Time	29,049,631	25,266,231

Total deposits	127,929,187	134,758,643

Advances from the Federal Home Loan Bank	5,000,000	3,000,000
Stock subscription proceeds in escrow	6,124,380	—
Directors plan liability	450,980	565,181
Accrued interest payable and other liabilities	599,690	502,597

Total liabilities	140,104,237	138,826,421

Equity
Retained earnings	15,889,521	14,959,892
Accumulated other comprehensive loss	(720,329)	(903,562)

Total equity	15,169,192	14,056,330

Total liabilities and equity	$155,273,429	$152,882,751

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Income

For the Three and Nine Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Income
Loans	$1,361,999	$1,059,081	$3,841,127	$3,185,051
Investment securities	64,916	50,794	198,969	97,818
Interest-bearing deposits and other	78,101	43,411	299,326	63,620

Total interest income	1,505,016	1,153,286	4,339,422	3,346,489

Interest Expense
Deposits	145,976	55,892	305,156	178,164
Federal Home Loan Bank advances	22,171	7,133	36,432	25,084

Total interest expense	168,147	63,025	341,588	203,248

Net Interest Income	1,336,869	1,090,261	3,997,834	3,143,241

Provision for Loan Losses	—	—	—	25,000

Net Interest Income After Provision for Loan Losses	1,336,869	1,090,261	3,997,834	3,118,241

Noninterest Income
Service fees on deposits	79,534	84,181	234,078	241,874
Late charges and fees on loans	86,107	30,503	135,595	88,971
Gain on sale of loans	—	12,899	7,951	53,590
Loan servicing fees	13,299	17,065	42,322	56,682
Gain (loss) on sale of investments	1,037	—	(7,012)	—
Bank owned life insurance	14,737	14,599	43,625	36,936
Life insurance death benefits	—	—	4,515	—
Other income	4,307	5,358	14,833	16,220

Total noninterest income	199,021	164,605	475,907	494,273

Noninterest Expense
Salaries and employee benefits	569,797	511,734	1,643,930	1,520,139
Directors fees	24,375	21,325	67,525	61,775
Occupancy and equipment	113,142	77,165	335,620	252,402
Data processing fees	132,417	110,977	396,859	333,360
Franchise taxes	22,752	22,523	72,294	66,476
FDIC insurance premiums	23,542	10,579	43,580	30,848
Professional services	62,256	26,065	164,666	113,096
Deposit account services expense	60,876	61,653	183,528	178,203
Advertising	27,128	22,759	71,485	67,111
Loan expenses	35,208	24,994	73,756	68,965
Other	103,719	71,159	264,019	223,261

Total noninterest expense	1,175,212	960,933	3,317,262	2,915,636

Income before income taxes	360,678	293,933	1,156,479	696,878

Provision for income taxes	72,950	55,544	226,850	136,375

Net Income	$287,728	$238,389	$929,629	$560,503

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$287,728	$238,389	$929,629	$560,503

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(27,127)	(569,875)	224,928	(1,089,651)

Reclassification adjustment for realized (gain) loss on sales of securities	(1,037)	—	7,012	—

Tax benefit (expense)	5,914	119,674	(48,707)	228,827

Other comprehensive (loss) income	(22,250)	(450,201)	183,233	(860,824)

Comprehensive income (loss)	$265,478	$(211,812)	$1,112,862	$(300,321)

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Changes in Equity

For the Three and Nine Months Ended June 30, 2023 and 2022 (Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
For the three months ended June 30, 2023
Balance at April 1, 2023	$15,601,793	$(698,079)	$14,903,714

Net income	287,728	—	287,728

Other comprehensive loss	—	(22,250)	(22,250)

Balance at June 30, 2023	$15,889,521	$(720,329)	$15,169,192

For the three months ended June 30, 2022
Balance at April 1, 2022	$14,338,418	$(364,195)	$13,974,223

Net income	238,389	—	238,389

Other comprehensive loss	—	(450,201)	(450,201)

Balance at June 30, 2022	$14,576,807	$(814,396)	$13,762,411

For the nine months ended June 30, 2023
Balance at October 1, 2022	$14,959,892	$(903,562)	$14,056,330

Net income	929,629	—	929,629

Other comprehensive income	—	183,233	183,233

Balance at June 30, 2023	$15,889,521	$(720,329)	$15,169,192

For the nine months ended June 30, 2022
Balance at October 1, 2021	$14,016,304	$46,428	$14,062,732

Net income	560,503	—	560,503

Other comprehensive loss	—	(860,824)	(860,824)

Balance at June 30, 2022	$14,576,807	$(814,396)	$13,762,411

See Notes to Condensed Financial Statements

Mercer Savings Bank

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2023 and 2022 (Unaudited)

	Nine Months Ended
	June 30,
	2023	2022
Operating Activities
Net income	$929,629	$560,503
Items not requiring (providing) cash:
Depreciation and amortization	224,828	158,380
Amortization of premiums and discounts	43,927	57,608
Amortization of deferred loan fees	(54,133)	(87,775)
Deferred income taxes	135,262	126,511
Provision for loan losses	—	25,000
Gain on sale of loans	(7,951)	(53,590)
Proceeds from sales of loans	286,784	2,502,156
Loans originated for sale	(7,185,360)	(2,063,850)
Loss on sale of investment securities	7,012	—
Life insurance death benefits	(4,515)	—
Increase in cash surrender value of bank-owned life insurance	(43,625)	(36,936)
Changes in:
Accrued interest receivable	(46,213)	(9,367)
Other assets	(951,037)	(157,406)
Other liabilities	(4,174)	(52,810)

Net cash (used in) provided by operating activities	(6,669,566)	968,424

Investing Activities
Purchases of available-for-sale securities	(1,959,701)	(5,966,796)
Proceeds from sales of available-for-sale securities	1,654,776	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,407,420	421,616
Principal repayments on securities held-to-maturity	62,757	78,192
Net change in loans	(1,754,949)	(961,049)
Purchase of premises and equipment	(146,756)	(1,285)
Proceeds from redemption of FHLB stock	320,000	—
Proceeds from sale of foreclosed real estate	18,000	—
Proceeds from death benefit of life insurance policies	541,987	—

Net cash provided by (used in) investing activities	143,534	(6,429,322)

Financing Activities
Net (decrease) increase in deposit accounts	(6,829,456)	9,748,744
Proceeds from FHLB advances	3,000,000	—
Repayment of FHLB advances	(1,000,000)	(1,000,000)
Proceeds from stock subscriptions	6,124,380	—

Net cash provided by financing activities	1,294,924	8,748,744

(Decrease) Increase in Cash and Cash Equivalents	(5,231,108)	3,287,846

Cash and Cash Equivalents, Beginning of Period	14,376,718	18,000,590

Cash and Cash Equivalents, End of Period	$9,145,610	$21,288,436

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$270,728	$204,287
Income taxes	126,809	131,000

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$18,000	$—

See Notes to Condensed Financial Statements

Mercer Savings Bank

Notes to Unaudited Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of June 30, 2023, and for the interim three and nine month periods ended June 30, 2023 and 2022 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and nine months ended June 30, 2023 and 2022, are not necessarily indicative of the results to be obtained for a full year.

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

Loans Held for Sale

Mortgage loans and automobile loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

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

Mercer Savings Bank

Notes to Unaudited Financial Statements

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

Mercer Savings Bank

Notes to Unaudited Financial Statements

loan is collateral dependent. For impaired loans where the Bank utilizes the discounted cash flows to determine the level of impairment, the Bank includes the entire change in the present value of cash flows as a provision for loan losses.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Bank acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted based on the age of the appraisal, condition of the subject property and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies and the related qualitative adjustments assigned by the Bank. Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

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

Revenue Recognition

The Bank accounts for certain revenues in accordance with Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Bank’s revenue, including net interest income, fees related to loans and loan commitments, net securities gains (losses), gain on sale of loans and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Bank’s in scope revenue from contracts with customers is recognized within other noninterest income.

Deposit Services. The Bank generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, ATM fees, wire transfers and additional miscellaneous services provided at the request of the depositor.

For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at a point in time.

Mercer Savings Bank

Notes to Unaudited Financial Statements

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

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2023
U.S. Treasury securities	$999,390	$—	$43,492	$955,898
U.S. Government agencies	4,013,686	—	196,704	3,816,982
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,766,792	—	373,983	3,392,809
State and political subdivisions	3,784,830	4,461	302,091	3,487,200

	$12,564,698	$4,461	$916,270	$11,652,889

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2022
U.S. Treasury securities	$2,008,695	$—	$84,242	$1,924,453
U.S. Government agencies	4,025,948	—	227,874	3,798,074
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,191,085	—	395,205	3,795,880
State and political subdivisions	3,490,216	201	436,629	3,053,788

	$13,715,944	$201	$1,143,950	$12,572,195

Mercer Savings Bank

Notes to Unaudited Financial Statements

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
June 30, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$168,443	$—	$4,450	$163,993

September 30, 2022
Mortgage-backed Government Sponsored Enterprises (GSEs)	$233,388	$—	$5,304	$228,084

The amortized cost and fair value of available-for-sale securities at June 30, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2023
Within one year	$2,249,997	$2,182,194
One to five years	3,461,430	3,265,851
Five to ten years	—	—
After ten years	3,086,479	2,812,035
	8,797,906	8,260,080
Mortgage-backed GSEs	3,766,792	3,392,809
Totals	$12,564,698	$11,652,889

September 30, 2022
Within one year	$1,264,601	$1,234,656
One to five years	5,998,258	5,686,873
Five to ten years	—	—
After ten years	2,262,000	1,854,786
	9,524,859	8,776,315
Mortgage-backed GSEs	4,191,085	3,795,880
Totals	$13,715,944	$12,572,195

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $465,000 and $460,000 at June 30, 2023 and September 30, 2022, respectively.

Proceeds from the sales of available for sale securities totaled $1,217,000 during the three months ended June 30, 2023, resulting in gross realized gains of $5,735 and gross realized losses of $4,698. There were no sales of securities during the three-month period ended June 30, 2022.

Proceeds from sales of available for sale securities totaled $1,655,000 during the nine months ended June 30, 2023, resulting in a gross realized gains of $5,735 and gross realized losses of $12,747. There were no sales of securities during the nine-month period ended June 30, 2022.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 25 securities at June 30, 2023 (unaudited), and 30 securities at September 30, 2022, was approximately $10,606,000 and $12,569,000 or 90 percent and 98 percent, respectively, of the fair value of the Bank’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Mercer Savings Bank

Notes to Unaudited Financial Statements

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

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 (unaudited) and September 30, 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$955,898	$43,492	$955,898	$43,492
U.S. Government agencies	—	—	3,816,982	196,704	3,816,982	196,704
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	3,392,809	373,983	3,392,809	373,983
State and political subdivisions	425,295	22,820	1,851,321	279,271	2,276,616	302,091
	425,295	22,820	10,017,010	893,450	10,442,305	916,270

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	163,993	4,450	163,993	4,450

Total temporarily impaired securities	$425,295	$22,820	$10,181,003	$897,900	$10,606,298	$920,720

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$1,924,453	$84,242	$1,924,453	$84,242
U.S. Government agencies	1,924,522	98,137	1,873,552	129,737	3,798,074	227,874
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,110,636	291,370	685,244	103,835	3,795,880	395,205
State and political subdivisions	2,822,544	436,629	—	—	2,822,544	436,629
	7,857,702	826,136	4,483,249	317,814	12,340,951	1,143,950

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	228,071	5,304	—	—	228,071	5,304

Total temporarily impaired securities	$8,085,773	$831,440	$4,483,249	$317,814	$12,569,022	$1,149,254

U.S. Government Treasuries and Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Bank typically does not intend to sell the investments and it is not more likely than

Mercer Savings Bank

Notes to Unaudited Financial Statements

not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2023 (unaudited).

Mortgage-backed GSEs

The unrealized losses on the Bank’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Bank expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Bank typically does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2023 (unaudited).

Note 4:    Loans and Allowance for Loan Losses

Categories of loans were as follows:

	June 30,	September 30,
	2023	2022

	(In thousands)
Real estate loans:
Residential	$75,481	$78,312
Multi-family	1,322	1,356
Agricultural	32,824	28,516
Commercial	1,974	1,790
Construction and land	4,828	3,610
Home equity line of credit (HELOC)	4,483	5,175
Commercial and industrial	1,595	1,833
Consumer	885	926

Total loans	123,392	121,518

Less:
Undisbursed loans in process	2,645	2,530
Net deferred loan fees	324	334
Allowance for loan losses	961	984

Net loans	$119,462	$117,670

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at June 30, 2023 (unaudited) and September 30, 2022, were approximately $20,123,000 and $21,123,000 respectively.

Mercer Savings Bank

Notes to Unaudited Financial Statements

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended June 30, 2023 and the year ended September 30, 2022.

	Three Months Ended June 30, 2023
		Provision
	Balance	(credit)			Balance
	April 1, 2023	for loan losses	Charge-offs	Recoveries	June 30, 2023

	(In thousands)
Real estate loans:
Residential	$624	$107	$(23)	$—	$708
Multi-family	11	2	—	—	13
Agricultural	199	(115)	—	—	84
Commercial	11	(6)	—	—	5
Construction and land	35	10	—	—	45
Home equity line of credit (HELOC)	69	(34)	—	—	35
Commercial and industrial	12	(4)	—	—	8
Consumer	23	40	—	—	63

Total loans	$984	$—	$(23)	$—	$961

	Three Months Ended June 30, 2022
		Provision
	Balance	(credit)			Balance
	April 1, 2022	for loan losses	Charge-offs	Recoveries	June 30, 2022

	(In thousands)
Real estate loans:
Residential	$634	$(21)	$—	$—	$613
Multi-family	9	(1)	—	—	8
Agricultural	241	9	—	—	250
Commercial	16	—	—	—	16
Construction and land	13	(2)	—	—	11
Home equity line of credit (HELOC)	45	9	—	—	54
Commercial and industrial	13	(1)	—	—	12
Consumer	13	7	—	—	20

Total loans	$984	$—	$—	$—	$984

	Nine Months Ended June 30, 2023
		Provision
	Balance	(credit)			Balance
	October 1, 2022	for loan losses	Charge-offs	Recoveries	June 30, 2023

	(In thousands)
Real estate loans:
Residential	$624	$107	$(23)	$—	$708
Multi-family	11	2	—	—	13
Agricultural	199	(115)	—	—	84
Commercial	11	(6)	—	—	5
Construction and land	35	10	—	—	45
Home equity line of credit (HELOC)	69	(34)	—	—	35
Commercial and industrial	12	(4)	—	—	8
Consumer	23	40	—	—	63

Total loans	$984	$—	$(23)	$—	$961

Mercer Savings Bank

Notes to Unaudited Financial Statements

	Nine Months Ended June 30, 2022
		Provision
	Balance	(credit)			Balance
	October 1, 2021	for loan losses	Charge-offs	Recoveries	June 30, 2022

	(In thousands)
Real estate loans:
Residential	$627	$(14)	$—	$—	$613
Multi-family	10	(2)	—	—	8
Agricultural	211	39	—	—	250
Commercial	12	4	—	—	16
Construction and land	32	(21)	—	—	11
Home equity line of credit (HELOC)	40	14	—	—	54
Commercial and industrial	12	—	—	—	12
Consumer	14	5	—	1	20

Total loans	$958	$25	$—	$1	$984

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2023 and September 30, 2022:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(In thousands)
June 30, 2023
Real estate loans:
Residential	$—	$708	$—	$75,481
Multi-family	—	13	—	1,322
Agricultural	—	84	—	32,824
Commercial	—	5	—	1,974
Construction and land	—	45	—	4,828
Home equity line of credit (HELOC)	—	35	—	4,483
Commercial and industrial	—	8	—	1,595
Consumer	—	63	—	885

Total loans	$—	$961	$—	$123,392

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(In thousands)
September 30, 2022
Real estate loans:
Residential	$—	$624	$—	$78,312
Multi-family	—	11	—	1,356
Agricultural	—	199	—	28,516
Commercial	—	11	—	1,790
Construction and land	—	35	—	3,610
Home equity line of credit (HELOC)	—	69	—	5,175
Commercial and industrial	—	12	—	1,833
Consumer	—	23	—	926

Total loans	$—	$984	$—	$121,518

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of June 30, 2023 (unaudited) and September 30, 2022, follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
June 30, 2023
Real estate loans:
Residential	$74,852	$—	$629	$—	$75,481
Multi-family	1,322	—	—	—	1,322
Agricultural	32,824	—	—	—	32,824
Commercial	1,974	—	—	—	1,974
Construction and land	4,828	—	—	—	4,828
Home equity line of credit (HELOC)	4,483	—	—	—	4,483
Commercial and industrial	1,595	—	—	—	1,595
Consumer	855	—	30	—	885

Total loans	$122,733	$—	$659	$—	$123,392

Mercer Savings Bank

Notes to Unaudited Financial Statements

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2022
Real estate loans:
Residential	$77,965	$—	$347	$—	$78,312
Multi-family	1,356	—	—	—	1,356
Agricultural	28,516	—	—	—	28,516
Commercial	1,790	—	—	—	1,790
Construction and land	3,610	—	—	—	3,610
Home equity line of credit (HELOC)	5,175	—	—	—	5,175
Commercial and industrial	1,833	—	—	—	1,833
Consumer	923	—	3	—	926

Total loans	$121,168	$—	$350	$—	$121,518

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the nine months ended June 30, 2023 (unaudited) or the year ended September 30, 2022.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2023 and September 30, 2022:

	June 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(In thousands)
Real estate loans:
Residential	$72	$239	$629	$940	$74,541	$75,481	$—
Multi-family	—	—	—	—	1,322	1,322	—
Agricultural	—	—	—	—	32,824	32,824	—
Commercial	152	—	—	152	1,822	1,974	—
Construction and land	—	—	—	—	4,828	4,828	—
Home equity line of credit (HELOC)	—	—	—	—	4,483	4,483	—
Commercial and industrial	—	—	—	—	1,595	1,595	—
Consumer	—	30	—	30	855	885	—

Total	$224	$269	$629	$1,122	$122,270	$123,392	$—

Mercer Savings Bank

Notes to Unaudited Financial Statements

	September 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(In thousands)
Real estate loans:
Residential	$271	$65	$347	$683	$77,629	$78,312	$—
Multi-family	—	—	—	—	1,356	1,356	—
Agricultural	—	—	—	—	28,516	28,516	—
Commercial	—	—	—	—	1,790	1,790	—
Construction and land	—	—	—	—	3,610	3,610	—
Home equity line of credit (HELOC)	144	—	—	144	5,031	5,175	—
Commercial and industrial	—	—	—	—	1,833	1,833	—
Consumer	—	—	3	3	923	926	—

Total	$415	$65	$350	$830	$120,688	$121,518	$—

The Bank had no loans identified as impaired as of June 30, 2023 and September 30, 2022, and no loans identified as impaired during the three and nine months ended June 30, 2023 and 2022 (unaudited) and during the year ended September 30, 2022.

Nonaccrual loans at June 30, 2023 and September 30, 2022, were as follows:

	June 30,	September 30,
	2023	2022

	(In thousands)
Residential real estate loans	$629	$247
Home equity line of credit	—	—
Consumer	—	3

	$629	$250

There were no loans modified in a troubled debt restructuring during the three and nine months ended June 30, 2023 and 2022 (unaudited) and during the year ended September 30, 2022. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted during the three and nine months ended June 30, 2023 and 2022 (unaudited) and during the year ended September 30, 2022.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023 (unaudited) and September 30, 2022, that the Bank met all capital adequacy requirements to which it is subject.

Mercer Savings Bank

Notes to Unaudited Financial Statements

As of June 30, 2023 (unaudited), the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2023
Total Capital
(to Risk-Weighted Assets)	$16,753	15.8%	$8,459	8.0%	$10,574	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$15,792	14.9%	$6,344	6.0%	$8,459	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$15,792	14.9%	$4,758	4.5%	$6,873	6.5%

Tier I Capital
(to Average Total Assets)	$15,792	10.5%	$5,989	4.0%	$7,486	5.0%

As of September 30, 2022
Total Capital
(to Risk-Weighted Assets)	$15,800	16.6%	$7,613	8.0%	$9,516	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$14,816	15.6%	$5,710	6.0%	$7,613	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$14,816	15.6%	$4,282	4.5%	$6,185	6.5%

Tier I Capital
(to Average Total Assets)	$14,816	9.7%	$6,106	4.0%	$7,632	5.0%

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

Mercer Savings Bank

Notes to Unaudited Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 (unaudited), and September 30, 2022:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
U.S. Treasury securities	$955,898	$955,898	$—	$—
U.S. Government agencies	3,816,982	—	3,816,982	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,392,809	—	3,392,809	—
State and political subdivisions	3,487,200	—	3,487,200	—

September 30, 2022
U.S. Treasury securities	$1,924,453	$1,924,453	$—	$—
U.S. Government agencies	3,798,074	—	3,798,074	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,795,880	—	3,795,880	—
State and political subdivisions	3,053,788	—	3,053,788	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three and nine months ended June 30, 2023 (unaudited) and the year ended September 30, 2022.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Bank had no Level 3 securities.

Nonrecurring Measurements

The Bank had no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2023 (unaudited) and September 30, 2022.

Mercer Savings Bank

Notes to Unaudited Financial Statements

The estimated fair values of the Bank’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Cash and cash equivalents	$9,145,610	$9,145,610	$9,145,610	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	6,904,108	6,904,108			6,904,108
Loans, net	119,461,682	113,540,849	—	—	113,540,849
FHLB Stock	1,070,200	1,070,200	—	1,070,200	—
Bank owned life insurance	1,773,155	1,773,155	1,773,155	—	—
Accrued interest receivable	423,116	423,116	423,116	—	—

Financial liabilities:
Deposits	127,929,187	127,978,556	98,879,556	—	29,099,000
FHLB advances	5,000,000	5,002,000	—	5,002,000	—
Accrued interest payable	73,638	73,638	73,638	—	—

September 30, 2022
Financial assets:
Cash and cash equivalents	$14,376,718	$14,376,718	$14,376,718	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans, net	117,670,600	106,895,000	—	—	106,895,000
FHLB Stock	1,390,200	1,390,200	—	1,390,200	—
Bank owned life insurance	1,742,464	1,742,464	1,742,464	—	—
Accrued interest receivable	376,903	376,903	376,903	—	—

Financial liabilities:
Deposits	134,758,643	134,834,412	109,492,412	—	25,342,000
FHLB advances	3,000,000	3,003,000	—	3,003,000	—
Accrued interest payable	2,778	2,778	2,778	—	—

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

Mercer Savings Bank

Notes to Unaudited Financial Statements

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	June 30,	September 30,
	2023	2022

	(In thousands)
Commitments to originate loans	$3,165	$3,796
Undisbursed balance of loans closed	9,452	8,975

Total	$12,617	$12,771

Note 8:    Subsequent Events

Plan of Conversion and Change in Corporate Form: On March 3, 2023, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan was subject to the approval of the Federal Deposit Insurance Corporation, the Federal Reserve Bank of Cleveland and the State of Ohio Division of Financial Institutions and was approved by the affirmative vote of at least two-thirds of the total votes eligible to be cast by the voting members of the Bank at a special meeting. Pursuant to the Plan, the Bank converted from the mutual form of organization into a stock bank structure, followed by the issuance of all of the Bank’s outstanding stock to Mercer Bancorp, Inc. Pursuant to the Plan, Mercer Bancorp, Inc. offered its common stock for sale to members of the Bank and general public, with the total offering value and number of shares of common stock determined based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering.

The conversion and stock offering were completed effective July 27, 2023, with the issuance of 1,022,970 shares of Mercer Bancorp, Inc. common stock. The costs of issuing the common stock were deferred and deducted from the sales proceeds of the offering. The Bank had incurred $420,158 and $0 in deferred conversion costs as of June 30, 2023 (unaudited) and September 30, 2022, respectively.

At the completion of the conversion to stock form, the Bank established a liquidation account in the amount of its total equity as of December 31, 2022. In the event of a liquidation, all claims of creditors, including those of depositors, would be paid first, followed by distributions of the liquidation account to eligible deposit account holders who continue to maintain their deposit accounts as of the date of liquidation, with any assets remining thereafter distributed to Mercer Bancorp, Inc. as the sole owner of the Bank’s capital stock. The liquidation account will be maintained for the benefit of eligible deposit account holders who maintain their accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Mercer Bancorp, Inc. is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Mercer Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition at June 30, 2023 and September 30, 2022

Total Assets. Total assets were $155.3 million at June 30, 2023, an increase of $2.4 million, or 1.6%, over $152.9 million at September 30, 2022. The increase was primarily comprised of an increase in loans of $8.7 million, or 7.3%, which was partially offset by a decrease in cash and cash equivalents of $5.2 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.2 million, or 36.4%, to $9.1 million at June 30, 2023 from September 30, 2022. The decrease resulted primarily from cash used to fund the increase in loans and a decrease in deposits, partially offset by stock subscription proceeds held in escrow by the Bank during the nine months ended June 30, 2023.

Investment Securities. Investment securities decreased $984,000, or 7.7%, to $11.8 million at June 30, 2023, from $12.8 million at September 30, 2022. During the nine-month period ended June 30, 2023, securities purchases of $2.0 million and a $232,000 decrease in the net unrealized losses were offset by sales, calls, maturities and repayments of $3.1 million.

The yield on investment securities was 1.88% for the nine months ended June 30, 2023, compared to 1.02% for the year ended September 30, 2022, reflecting the recent increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale totaled $6.9 million at June 30, 2023, and consisted solely of auto loans. Our new indirect automobile lending group originated $7.3 million of new loans during the nine months ended June 30, 2023. Mortgage loans originated and sold during the nine months ended June 30, 2023 totaled $281,000. The Bank had no loans held for sale at September 30 2022. The Bank’s indirect automobile lending program was implemented in January 2023.

Net Loans. Net loans held for investment increased by $1.8 million, or 1.5%, to $119.5 million at June 30, 2023 from $117.7 million at September 30, 2022. During the nine months ended June 30, 2023, loan originations totaled $18.0 million which were partially offset by loan repayments received. Agricultural loans increased $4.3 million, or 15.1%, during the nine months ended June 30, 2023, while residential real estate loans decreased $2.8 million, or 3.6%.

The Bank’s overall loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Deposits. Deposits decreased by $6.8 million, or 5.1%, to $127.9 million at June 30, 2023 from $134.8 million at September 30, 2022. Core deposits decreased $10.6 million, or 9.7%, to $98.9 million at June 30, 2023 from $109.5 million at September 30, 2022. Certificates of deposit increased $3.8 million, or 15.0%, to $29.0 million at June 30, 2023 from September 30, 2022. The decrease in core deposits was due to customer migration to higher rate certificates of deposit and alternatives at investment brokerages as a result of the rising interest rate environment, as well as normal seasonal declines in transactional accounts.

During the nine months ended June 30, 2023, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing.

Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Stock Subscription Proceeds in Escrow. Stock subscription proceeds in escrow totaled $6.1 million at June 30, 2023. This balance represented the proceeds received for stock orders during the subscription period that began during June 2023. These proceeds earned interest at a rate of 0.05% during the period held until July 27, 2023, the date the shares were issued.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank increased by $2.0 million, or 66.7%, to $5.0 million at June 30, 2023, from $3.0 million at September 30, 2022, as the Bank borrowed $3.0 million in new advances, offset by the maturity of a $1.0 million advance during the nine-month period ended June 30, 2023.

Total Equity. Total equity increased $1.1 million, or 7.9%, to $15.2 million at June 30, 2023 from $14.1 million at September 30, 2022. The increase resulted from net income of $930,000 during the nine months ended June 30, 2023 and a $183,000 decrease in accumulated other comprehensive loss.

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

	For the Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans (1)	$119,396	$1,362	4.56%	$113,586	$1,059	3.73%
Taxable securities	9,533	37	1.55	7,493	35	1.87
Tax-exempt securities	4,115	28	2.72	2,827	16	2.26
Interest-earning deposits and other	8,021	78	3.89	22,633	43	0.76
Total interest-earning assets	141,065	1,505	4.27	146,539	1,153	3.15
Noninterest-earning assets	10,656			8,909
Allowance for loan losses	(961)			(983)
Total assets	$150,760			$154,465

Interest-bearing liabilities:
Interest-bearing demand deposits	$41,745	5	0.05%	$45,301	6	0.05%
Savings deposits	42,286	5	0.05	45,398	5	0.04
Certificates of deposit	29,095	136	1.87	27,707	45	0.65
Total interest-bearing deposits	113,126	146	0.52	118,406	56	0.19
Federal Home Loan Bank advances	3,500	22	2.51	3,000	7	0.93
Total interest-bearing liabilities	116,626	168	0.58	121,406	63	0.21
Noninterest-bearing demand deposits	18,016			18,304
Other noninterest-bearing liabilities	2,712			955
Total liabilities	137,354			140,665
Equity	13,406			13,800
Total liabilities and equity	$150,760			$154,465
Net interest income		$1,337			$1,090
Net interest rate spread (2)			3.69%			2.94%
Net interest-earning assets (3)	$24,439			$25,133
Net interest margin (4)			3.79%			2.98%
Average interest-earning assets to interest-bearing liabilities	120.96%			120.70%

	For the Nine Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans (1)	$119,011	$3,841	4.30%	$113,835	$3,185	3.73%
Taxable securities	9,999	113	1.51	8,681	62	0.95
Tax-exempt securities	4,110	86	2.79	2,309	36	2.08
Interest-earning deposits and other	9,904	299	4.03	21,698	63	0.39
Total interest-earning assets	143,024	4,339	4.05	146,523	3,346	3.04
Noninterest-earning assets	8,067			6,513
Allowance for loan losses	(965)			(976)
Total assets	$150,126			$152,060

Interest-bearing liabilities:
Interest-bearing demand deposits	$43,412	15	0.05%	$45,681	16	0.05%
Savings deposits	43,903	16	0.05	43,957	17	0.05
Certificates of deposit	26,983	274	1.35	28,962	145	0.67
Total interest-bearing deposits	114,298	305	0.36	118,600	178	0.20
Federal Home Loan Bank advances	3,200	36	1.50	3,600	25	0.93
Total interest-bearing liabilities	117,498	341	0.39	122,200	203	0.22
Noninterest-bearing demand deposits	16,943			14,869
Other noninterest-bearing liabilities	1,915			1,041
Total liabilities	136,356			138,110
Equity	13,770			13,950
Total liabilities and equity	$150,126			$152,060
Net interest income		$3,998			$3,143
Net interest rate spread (2)			3.66%			2.82%
Net interest-earning assets (3)	$25,526			$24,323
Net interest margin (4)			3.73%			2.86%
Average interest-earning assets to interest-bearing liabilities	121.72%			119.90%
(1)	Net deferred fee income included in interest earned on loans totaled $22,000 and $35,000 for the three months ended June 30, 2023 and 2022, respectively, and $40,000 and $66,000 for the nine months ended June 30, 2023 and 2022, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended			Nine Months Ended
	June 30, 2023 vs. 2022			June 30, 2023 vs. 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$56	$247	$303	$150	$506	$656
Taxable securities	6	(4)	2	10	41	51
Tax exempt-securities	9	3	12	35	15	50
Interest-earning deposits and other	(7)	42	35	(14)	250	236
Total interest-earning assets	64	288	352	181	812	993

Interest-bearing liabilities:
Interest-bearing demand deposits	—	(1)	(1)	(1)	—	(1)
Savings deposits	—	—	—	—	(1)	(1)
Certificates of deposit	2	89	91	(9)	138	129
Total interest-bearing deposits	2	88	90	(10)	137	127
Federal Home Loan Bank Advances	1	14	15	(3)	14	11
Total interest-bearing liabilities	3	102	105	(13)	151	138

Change in net interest income	$61	$186	$247	$194	$661	$855

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. The Bank recorded net income for the three months ended June 30, 2023 of $288,000, an increase of $49,000, or 20.7%, compared to the three months ended June 30, 2022. The increase in net income was primarily due to a $247,000 increase in net interest income and a $34,000 increase in noninterest income, which were partially offset by a $214,000 increase in noninterest expenses and a $17,000 increase in income taxes.

Interest Income. Interest income increased $352,000, or 30.5%, to $1.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was attributable to a $303,000, or 28.6%, increase in interest on loans, a $14,000, or 27.8%, increase in interest on investment securities and a $35,000, or 79.9%, increase in interest on interest-bearing deposits and other assets.

The average balance of loans increased by $5.8 million, or 5.1%, during the three months ended June 30, 2023, over the average balance for the three months ended June 30, 2022, while the average yield on loans increased by 83 basis points to 4.56% for the three months ended June 30, 2023, from 3.73% for the three months ended June 30, 2022. The increase in average yield on loans was due primarily to the overall increase in interest rates in the economy, as well as the new automobile loans originated in the current period, which had a weighted-average yield of 7.12%.

The average balance of investment securities increased $3.3 million, or 32.2%, to $13.6 million for the three months ended June 30, 2023 from $10.3 million, for the three months ended June 30, 2022, while the average yield on investment securities decreased by seven basis points to 1.91% for the three months ended June 30, 2023 from 1.98% for the three months ended June 30, 2022.

The average balance of other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $14.6 million, or 64.6%, for the three months ended June 30, 2023, compared to the same period in 2022, which was partially offset by an increase in the average yield of 313 basis points, to 3.89% for the three months ended June 30, 2023 from 0.76% for the three months ended June 30, 2022. The average yield on short-term deposits reflected the increases in interest rates in the economy. The decrease in the average balance of interest-earning deposits and other resulted primarily from excess cash used to fund the increases in loans and investment securities, as well as deposit withdrawals over the period.

Interest Expense. Total interest expense increased $105,000, or 166.8%, to $168,000 for the three months ended June 30, 2023, from $63,000 for the three months ended June 30, 2022. The increase was primarily due to an increase of 33 basis points in the average cost of interest-bearing deposits to 0.52% for the three months ended June 30, 2023 from 0.19% for the three months ended June 30, 2022, partially offset by a decrease of $5.3 million, or 4.5%, in the average balance of interest-bearing deposits to $113.1 million for the three months ended June 30, 2023 from the three months ended June 30, 2022.

Interest expense on borrowings increased $15,000, or 210.8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to a $500,000 increase in the average balance outstanding, to $3.5 million for the three months ended June 30, 2023 from $3.0 million for the same period in 2022, and a 158 basis point increase in the weighted-average rate, to 2.51% for the three months ended June 30, 2023.

Net Interest Income. Net interest income increased $247,000, or 22.6%, to $1.3 million for the three months ended June 30, 2023, compared to $1.1 million for the three months ended June 30, 2022. The increase reflected an increase in the interest rate spread to 3.69% for the three months ended June 30, 2023 from 2.94% for the three months ended June 30, 2022. Our net interest margin increased to 3.79% for the three months ended June 30, 2023 from 2.98% for the three months ended June 30, 2022. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy between the respective three-month periods.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for either of the three months ended June 30, 2023 and 2022. The allowance for loan losses was $961,000 and $984,000 at June 30, 2023 and 2022, respectively, and represented 0.74% of total loans at June 30, 2023, and 0.83% of total loans at June 30, 2022. During the three months ended June 30, 2023, the Bank recorded a charge-off on a residential real estate loan totaling $23,000. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and net charge-offs in both periods.

Total nonperforming loans were $629,000 at June 30, 2023, compared to $472,000 at June 30, 2022. Classified loans totaled $659,000 at June 30, 2023, compared to $451,000 at June 30, 2022, and total loans past due greater than 30 days were $1.1 million and $792,000 at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 152.8% at June 30, 2023 compared to 208.5% at June 30, 2022.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $199,000 for the three months ended June 30, 2023, an increase of $34,000, or 20.9%, from the three months ended June 30, 2022. The increase was primarily due to a $56,000 increase in late charges and fees on loans, which was partially offset by a $13,000 decrease in gain on sale of loans. The increase in late charges and fees on loans was due primarily to fees related to the new indirect automobile loan program.

Noninterest Expense. Noninterest expense increased $214,000, or 22.3%, to $1.2 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due primarily to a $58,000, or 11.3%, increase in salaries and employee benefits, a $36,000, or 46.6%, increase in occupancy and equipment, a $21,000, or 19.3%, increase in data processing fees and a $36,000, or 138.8%, increase in professional services. The increase in salaries and employee benefits was due primarily to an increase in the profit-sharing allocation as a result of the increase in net income, along with normal merit increases period-to-period. The increase in occupancy and equipment was due primarily to expenses associated with installation of new data processing hardware and software. The increase in data processing was due to an extensive IT network upgrade and the engagement of an independent firm for managed services. The increase in professional services was due primarily to an increase in costs of audit and other services related to our conversion and stock offering.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes increased by $17,000, or 31.3%, to $73,000 for the three months ended June 30, 2023, compared to $56,000 for the three months ended June 30, 2022. The increase in the income tax provision was due primarily to a $67,000, or 22.7%, increase in pretax income. The effective tax rates were 20.2% and 18.9% for the three months ended June 30, 2023 and 2022, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2023 and 2022

General. The Bank recorded net income for the nine months ended June 30, 2023 of $930,000, an increase of $369,000, or 65.9%, compared to net income of $561,000 for the nine months ended June 30, 2022. The increase in net income was primarily due to a $855,000 increase in net interest income and a $25,000 decrease in the provision for loan losses, which were partially offset by an $18,000 decrease in noninterest income, a $402,000 increase in noninterest expenses and a $90,000 increase in income taxes.

Interest Income. Interest income increased $993,000, or 29.7%, to $4.3 million for the nine months ended June 30, 2023, compared to $3.3 million for the nine months ended June 30, 2022. This increase was attributable to a $656,000, or 20.6%, increase in interest on loans, a $101,000, or 103.4%, increase in interest on investment securities and a $236,000, or 370.5%, increase in interest on interest-bearing deposits and other assets.

The average balance of loans increased by $5.2 million, or 4.5%, during the nine months ended June 30, 2023 over the average balance for the nine months ended June 30, 2022, while the average yield on loans increased by 57 basis points to 4.30% for the nine months ended June 30, 2023 from 3.73% for the nine months ended June 30, 2022. The increase in average yield on loans was due to the overall increase in interest rates in the economy, as well as the new automobile loans originated in the current period, which had a weighted-average yield of 7.10%.

The average balance of investment securities increased $3.1 million, or 28.4%, to $14.1 million for the nine months ended June 30, 2023 from $11.0 million for the nine months ended June 30, 2022, while the average yield on investment securities increased by 69 basis points to 1.88% for the nine months ended June 30, 2023 from 1.19% for the nine months ended June 30, 2022. The increase in average yields on securities was due primarily to the increasing interest rate environment.

The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $11.8 million, or 54.4%, for the nine months ended June 30, 2023, compared to the same period in 2022, which was more than offset by an increase in the average yield of 364 basis points, to 4.03% for the nine months ended June 30, 2023 from 0.39% for the nine months ended June 30, 2022. The average yield on short-term deposits reflected the increases in interest rates in the economy. The decrease in the average balance of interest-earning deposits and other resulted primarily from excess cash used to fund the increases in loans and investment securities, as well as deposit withdrawals over the period.

Interest Expense. Total interest expense increased $138,000, or 68.1%, to $342,000 for the nine months ended June 30, 2023, from the nine months ended June 30, 2022. The increase was primarily due to an increase of 16 basis points in the average cost of interest-bearing deposits to 0.36% for the nine months ended June 30, 2023 from 0.20% for the nine months ended June 30, 2022, partially offset by a decrease of $4.3 million, or 3.6%, in the average balance of interest-bearing deposits to $114.3 million for the nine months ended June 30, 2023 from $118.6 million for the nine months ended June 30, 2022.

Interest expense on borrowings increased $11,000, or 45.2%, for the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022. The increase was due to a 57 basis point increase in the weighted-average rate, to 1.50% for the nine months ended June 30, 2023 from 0.93% for the same period in 2022, which was partially offset by a $400,000 decrease in the average balance outstanding, to $3.2 million for the nine months ended June 30, 2023 from $3.6 million for the same period in 2022.

Net Interest Income. Net interest income increased $855,000, or 27.2%, to $4.0 million for the nine months ended June 30, 2023, compared to $3.1 million for the nine months ended June 30, 2022. The increase reflected an increase in the interest rate spread to 3.66% for the nine months ended June 30, 2023 from 2.82% for the nine months ended June 30, 2022 and an increase in average net interest earning assets of $1.2 million period to period. Our net interest margin increased to 3.73% for the nine months ended June 30, 2023 from 2.86% for the nine months ended June 30, 2022. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy during 2023 and 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for the nine months ended June 30, 2023, a decrease of $25,000 compared to the nine months ended June 30, 2022. The allowance for loan losses was $961,000 and $983,000 at June 30, 2023 and 2022, respectively, and represented 0.74% of total loans at June 30, 2023, and 0.83% of total loans at June 30, 2022. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and net charge-offs in both periods.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $476,000 for the nine months ended June 30, 2023, a decrease of $18,000, or 3.7%, from $494,000 for the nine months ended June 30, 2022. The decrease was primarily due to a $46,000 decrease in gain on sale of loans, a $14,000, or 25.3%, decrease in loan servicing fees and a $7,000 loss on sale of investment securities, which were partially offset by a $47,000, or 52.4%, increase in late charges and fees on loans. The Bank had a decline in the volume of loan sales during the nine months ended June 30, 2023, as the increase in interest rates had the effect of reducing origination of fixed-rate loans that the Bank sells in the secondary market. The increase in late charges and fees on loans was due primarily to fees related to the new indirect automobile loan program.

Noninterest Expense. Noninterest expense increased $402,000, or 13.8%, to $3.3 million for the nine months ended June 30, 2023, compared to $2.9 million for the nine months ended June 30, 2022. The increase was due primarily to a $124,000, or 8.1%, increase in salaries and employee benefits, an $83,000, or 33.0%, increase in occupancy and equipment, a $63,000, or 19.0%, increase in data processing fees and a $52,000, or 45.6%, increase in professional services. The increase in salaries and employee benefits was due primarily to an increase in the profit-sharing allocation as a result of the increase in net income, along with normal merit increases period-to-period. The increase in occupancy and equipment was due primarily to expenses associated with installation of new data processing hardware and software.

The increase in data processing was due to an extensive IT network upgrade and the engagement of an independent firm for managed services. The increase in professional services was due primarily to an increase in costs of audit and other services related to our conversion and stock offering.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes increased by $90,000, or 66.3%, to $227,000 for the nine months ended June 30, 2023, compared to $136,000 for the nine months ended June 30, 2022. The increase in the income tax provision was due primarily to a $460,000, or 66.0%, increase in pretax income. The effective tax rates were 19.6% for each of the nine-month periods ended June 30, 2023 and 2022.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On March 10, 2023, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual-to-stock conversion of the Bank and the Company’s related stock offering. The Registration Statement (File No. 333-270445) was declared effective by the Securities and Exchange Commission on May 15, 2023. The Company registered 1,471,688 shares of its common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $14.7 million. The stock offering commenced on May 22, 2022, and was completed on July 26, 2023. Performance Trust Capital Partners, LLC (“Performance Trust”) was engaged to assist in the marketing of the common stock and for records management services. Performance Trust received a fee of $280,000 for its services and was reimbursed approximately $116,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $9.7 million, through the sale of 972,970 shares of common stock at a price of $10.00 per share. The Company also contributed 50,000 shares of its common stock to the newly formed Mercer Savings Charitable Foundation, Inc. Net proceeds and use of proceeds will be reported supplementally.

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
101

The following materials for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

Date: August 14, 2023	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: August 14, 2023	/s/Rick L. Ross
Rick L. Ross
Treasurer