Form 10-K
period 2023-09-30
Mercer Bancorp, Inc.
filed 2023-12-29
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number 000-56575

Mercer Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	92-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Irmscher Blvd Celina, Ohio	45822
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 586-5158

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $0.

The number of shares of Registrant’s common stock outstanding as of December 1, 2023 was 1,022,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	PCAOB ID 74	Auditor Name:	S.R. Snodgrass, P.C.	Auditor Location:	Cranberry Township, Pennsylvania

PART I

Item 1. Business

Forward-Looking Statements

This Annual Report on Form 10-K of Mercer Bancorp, Inc. (which we may refer to as “we,” “us,” the “Company” or “Mercer Bancorp”) contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

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

Business of Mercer Bancorp

Mercer Bancorp was incorporated in the State of Maryland on March 7, 2023 for the purpose of becoming the registered bank holding company for Mercer Savings Bank (the “Bank”) upon the consummation of the Bank’s mutual to stock conversion and initial stock offering, which was completed on July 26, 2023. In connection with the conversion, the Company sold 972,970 shares of common stock, par value $0.01 per share, which included 81,838 shares sold to the Bank’s Employee Stock Ownership Plan, for gross offering proceeds (before deducting offering expenses) of approximately $9.7 million, based on the offering price of $10.00 per share. The Company also contributed 50,000 shares of common stock and $100,000 in cash to the Mercer Savings Charitable Foundation, Inc. Beginning July 27, 2023, the Company’s common stock is quoted on the OTCQB Market under the symbol “MSBB.” As a bank holding company, Mercer Bancorp is regulated by the Federal Reserve.

As of September 30, 2023, the Company had consolidated total assets of $159.0 million, total deposits of $122.8 million and stockholders’ equity of $22.8 million. Since its incorporation, Mercer Bancorp’s primary business activities have included holding the common stock of the Bank, contributions to the Mercer Savings Charitable Foundation, Inc., retaining approximately 50.0% of the net proceeds of our initial stock offering, and making a loan to the Bank’s Employee Stock Ownership Plan.

Our cash flows depend on earnings from the investment of the net proceeds from the stock offering that we retained, and any dividends we may receive from the Bank. We neither own nor lease any property, but instead pay a fee to the Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of the Bank to serve as officers of Mercer Bancorp. We also use the support staff of the Bank from time to time and pay a fee to the Bank for the time employees of the Bank devote to the Company; however, these individuals are not separately compensated by Mercer Bancorp. Mercer Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 1100 Irmscher Blvd, Celina, Ohio 45822, and our telephone number at that address is (419) 586-5158. Our website address is www.mercersavings.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Mercer Bancorp files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as Mercer Bancorp that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained, free of charge, from our website on the “Investor Relations” page.

Business of Mercer Savings Bank

General

Originally chartered in 1888, Mercer Savings Bank is an Ohio-chartered bank and the wholly-owned subsidiary of Mercer Bancorp. Our headquarters are located in Celina, Ohio. We are subject to comprehensive regulation and examination by the Ohio Division of Financial Institutions (the “ODFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Our loan portfolio consists primarily of residential mortgage loans secured by one- to four-family residential properties and agricultural real estate loans secured by farmland located in our primary market area. To a lesser extent, we also originate multifamily real estate loans, commercial real estate loans, construction and land loans, home equity lines of credit, commercial and industrial loans, and consumer loans. We generally retain the loans that we originate in our portfolio. However, in recent years, subject to market conditions and periodic review of our asset/liability management needs, we have determined to sell certain conforming, fixed-rate residential mortgages with longer terms upon origination, with servicing rights retained, to help limit our interest rate risk exposure and generate fee income. We intend to continue to seek to expand our residential real estate and agricultural real estate portfolios. Additionally, in January 2023, we began implementing an indirect automobile lending program, in which loan applications are referred to us by car dealerships. Our management has experience with indirect automobile lending and we intend to prudently grow that segment of the loan portfolio. We intend to retain a portion of these automobile loans and intend to sell certain of these automobile loans that we originate. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, state and municipal securities. We offer a variety of deposit accounts including checking accounts, savings accounts and certificates of deposit. Our primary source of funding is core deposits. However, we also utilize advances from the Federal Home Loan Bank of Cincinnati and brokered deposits for liquidity and asset/liability management purposes, and may attempt to attract municipal deposits to a lesser extent.

As of September 30, 2023, we had 34 employees, including 29 full-time employees.

The Bank’s main office is located at 1100 Irmscher Blvd, Celina, Ohio 45822, and its telephone number at that address is (419) 586-5158. Our website address is www.mercersavings.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

We consider our primary market area for loan originations and deposit gathering to be Mercer and Darke Counties in western Ohio and contiguous areas, including Adams and Jay Counties in eastern Indiana. We conduct our business through four branch offices in rural communities in western Ohio. We have two branch offices in Celina, Ohio, which is the county seat of Mercer County, as well as one office in Fort Recovery, Ohio, and one office in Greenville, Ohio, which is the county seat of adjacent Darke County. We also intend to expand our geographic footprint and establish a fifth branch office during 2024 in Adams or Jay County in eastern Indiana, where we are an active lender. We believe this branch location will expand our access to customers and core deposits in that part of our market area. In addition to our branch network, we offer online and mobile banking.

Our market area is primarily rural, with a number of smaller population centers located throughout the region. The local economy consists largely of agricultural activities, with a cross-section of other economic sectors, including healthcare services, manufacturing, construction and transportation, with a concentration of small businesses. Darke County is one of the top agricultural producers in Ohio. Agricultural activities include the farming of soybeans, corn and wheat and production of poultry, eggs and pork. As is typical of more rural areas, non-agricultural employment includes a somewhat higher proportion of manufacturing-based employment. In Indiana, our market area has a concentration of religious communities traditionally focused on family farming activities as well as furniture-making.

According to published statistics, the 2023 estimated population of Mercer and Darke Counties is 51,300 and 42,500, respectively. Additionally, the 2023 estimated population of Adams and Jay Counties is 36,000 and 20,000, respectively. Estimated 2023 median household income is $76,032 for Mercer County and $64,462 for Darke County, compared to $66,042 statewide and $73,503 nationwide. Estimated 2023 median household income is $62,480 for Adams County and $53,658 for Jay County. The September 2023 unemployment rate for Mercer County was 2.4% and 3.0% for Darke County, compared to 3.5% statewide and 3.6% nationwide. The September 2022 unemployment rate for Mercer County was 2.7% and 3.2% for Darke County, compared to 3.8% statewide and 3.3% nationwide.

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2023 (the most recent date for which FDIC data is publicly available), we were ranked fifth among the nine FDIC-insured financial institutions with offices in Mercer County, with a market share of deposits of 6.26%, and tenth among the eleven FDIC-insured financial institutions with offices in Darke County, with a market share of deposits of 1.59%.

Lending Activities

General. Loans are our primary interest-earning asset. At September 30, 2023, net loans, excluding loans held for sale, represented 81.7% of our total assets. Our loan portfolio consists predominantly of residential mortgage loans secured by one- to four-family residential properties in our primary market area. At September 30, 2023, one- to four-family residential mortgages represented 55.7% of our total loan portfolio. We also have significant experience in originating agricultural real estate loans secured by farmland. At September 30, 2023, agricultural real estate loans represented 27.2% of our total loan portfolio. To a lesser extent, we also originate multifamily real estate loans, commercial real estate loans, construction and land loans, home equity lines of credit, commercial and industrial loans, and consumer loans. In January 2023, we began implementing an indirect automobile lending program, which represented 5.1% of our total loan portfolio held for investment as of September 30, 2023.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Loan balances exclude loans held for sale, which totaled $3,094,405 and $0 at September 30, 2023 and September 30, 2022, respectively.

	At September 30,
	2023		2022
	Amount	Percent	Amount	Percent
Real estate loans
Residential	$74,561,278	55.7%	$78,311,447	64.4%
Multi-family	1,309,586	1.0%	1,356,547	1.1%
Agricultural	36,378,192	27.2%	28,516,448	23.5%
Commercial	2,311,882	1.7%	1,790,159	1.5%
Construction and land	5,082,863	3.8%	3,609,744	3.0%
Home equity line of credit (HELOC)	4,708,023	3.5%	5,174,912	4.3%
Commercial and industrial	1,801,569	1.3%	1,833,194	1.5%
Consumer	7,652,164	5.7%	925,901	0.8%
Total loans	133,805,557	100.0%	121,518,352	100.0%

Less:
Undisbursed loans in process	2,578,282		2,529,981
Net deferred loan fees	325,621		334,117
Allowance for loan losses	934,331		983,654
Total loans receivable, net	$129,967,323		$117,670,600

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Real Estate
					Construction		Commercial
	Residential	Multifamily	Agricultural	Commercial	and Land	HELOC	Industrial	Consumer	Total

Due During the Years Ending September 30,	$19,175	$—	$—	$—	$1,759,470	$59,597	$141,746	$116,958	$2,096,946
2024	493,015	—	7,135	268,232	27,446	255,474	729,482	542,650	2,323,434
2025 to 2028	22,014,378	152,922	1,386,402	547,613	210,363	4,054,375	930,341	6,992,556	36,288,950
2029 to 2038	52,034,710	1,156,664	34,984,655	1,496,037	3,085,584	338,577	-	-	93,096,227
2039 and beyond	$74,561,278	$1,309,586	$36,378,192	$2,311,882	$5,082,863	$4,708,023	$1,801,569	$7,652,164	$133,805,557

The following table sets forth our fixed and adjustable rate loans at September 30, 2023 that are contractually due after September 30, 2024.

	Due After September 30, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans
Residential	$40,683,821	$33,858,284	$74,542,105
Multi-family	1,132,424	177,162	1,309,586
Agricultural	2,540,252	33,837,939	36,378,191
Commercial	635,947	1,675,935	2,311,882
Construction and land	3,026,813	296,580	3,323,393
Home equity line of credit (HELOC)	—	4,648,425	4,648,425
Commercial and industrial	749,184	910,639	1,659,823
Consumer	7,535,206	—	7,535,206
Total	$56,303,647	$75,404,964	$131,708,611

Residential Mortgage Lending. At September 30, 2023, we had $74.6 million of loans secured by one- to four-family residential real estate, representing 55.7% of total loans. Our one- to four-family residential real estate loans are generally secured by owner-occupied properties located in our primary market area, for which we are generally in the first lien position.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines. We generally retain the one- to four-family residential real estate loans that we originate. However, in recent years, subject to market conditions and periodic review of our asset/liability management needs, we have determined to sell certain conforming, fixed-rate residential mortgages with longer terms upon origination, with servicing rights retained, to help limit our interest rate risk exposure and generate fee income. See “—Loan Originations, Purchases and Sales.” We generally limit the loan-to-value ratios of our one- to four-family residential real estate loans to 80% of the purchase price or appraised value, whichever is lower. In addition, we may make one- to four-family residential real estate loans with loan-to-value ratios between 80% and 97% of the purchase price or appraised value, whichever is less, where the borrower obtains private mortgage insurance. We offer both fixed-rate and adjustable rate residential mortgage loans for terms up to 30 years, though one- to four-family residential real estate loans often remain outstanding for shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Agricultural Real Estate Loans. At September 30, 2023, we had $36.4 million in agricultural real estate loans, representing 27.2% of total loans. These loans are generally secured by owner-occupied farmland located in our primary market area.

We offer both fixed-rate and adjustable rate loans for agricultural real estate. The interest rate on an adjustable rate loan will be fixed for an initial term and then adjusts yearly thereafter. We generally limit the loan-to-value ratios of our agricultural real estate loans to 80% of the purchase price or appraised value, whichever is lower.

We consider a number of factors in originating agricultural real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in agriculture and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). The significant majority of our agricultural real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of agricultural real estate borrowers. A Phase I environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Loans secured by agricultural real estate and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in agricultural and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying business. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements, depending on the size of the loan.

If we foreclose on an agricultural real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on agricultural real estate loans can be unpredictable and substantial.

Indirect Automobile and Other Consumer Loans. At September 30, 2023, consumer loans were $7.7 million, or 5.7% of total loans. Our consumer loans are primarily secured by motor vehicles. Consumer loans may have fixed or adjustable interest rates and terms up to seven years, depending on the type of collateral and creditworthiness of the borrower, with loan-to-value ratios up to 110%.

In January 2023, we began implementing an indirect automobile lending program, in which loan applications are referred to us by car dealerships, and intend to prudently grow this segment of our loan portfolio. Automobile loans generally have higher yields than one to-four family real estate loans and shorter maturities, which can help manage interest rate risk. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We also intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. No sales have occurred during the year ended September 30, 2023.

We originate indirect automobile loans from car dealerships located in western and southeastern Ohio and eastern Indiana under an arrangement where the dealer receives a fee for referring the loan to us. Each approved dealer submits credit applications directly to us. Dealerships are subject to financial, BBB, corporate and public records, and online business ratings reviews to determine the suitability of a dealership applying for approval to join the program, and each dealer must enter into a dealer agreement, which contains representations and warranties regarding our security interests in the financed vehicles, in order to participate in the program. We periodically review the quality of the loans we accept from dealerships and track individual dealership performance. In determining whether to accept a loan from a dealership, the borrower’s creditworthiness is the most significant criterion, and we will consider factors such as the borrower’s employment history, indebtedness, a credit report, and other factors that bear on creditworthiness.

Consumer loans are primarily secured by automobiles. Our indirect automobile loans have fixed interest rates and terms up to seven years, with loan-to-value ratios up to 110% in order to cover purchase expenses such as sales tax, dealer preparation fees, license fees and title fees in addition to the purchase price of the vehicle. A vehicle’s value is determined by using one of the standard reference sources for dealers of used cars.

Generally, consumer loans have greater risk of loss or default than one- to four-family residential real estate loans. These loans are typically secured by automobiles, which depreciate rapidly in value. We face the risk that any collateral recovered for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. We will attempt to address collateral-related risks by lending primarily on new and late-model used vehicles. However, the application of various federal and state laws, including bankruptcy and insolvency laws, may also limit our ability to recover on such loans. Additionally, in originating indirect automobile loans, we rely on the dealerships in our network and assume the risk of unsatisfactory origination programs, including any noncompliance with federal, state and local laws. We also rely on the dealerships to ensure that our security interest in the financed vehicles is perfected.

Construction and Land Loans. At September 30, 2023, we had $5.1 million in construction and land loans, representing 3.8% of our total loan portfolio. We make residential construction loans primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We generally do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated, although we may consider such loans. Our residential construction loans are underwritten to the same guidelines as permanent residential mortgage loans. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development.

We may also make commercial construction loans, which are underwritten to the same guidelines as commercial mortgage loans. At September 30, 2023, we had commercial construction loans, primarily secured by agricultural real estate, with an aggregate balance of $3.0 million.

Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Land loans have substantially similar risks.

Multifamily and Commercial Real Estate Loans. Historically, we have not emphasized commercial real estate and multifamily lending, as our market area does not provide significant opportunities for the origination of these types of loans. At September 30, 2023, we had $1.3 million in multifamily real estate loans, representing 1.0% of our total loans, and $2.3 million in commercial real estate loans, representing 1.7% of total loans. Our multifamily real estate loans are generally secured by properties with five or more residential units located in our primary market area. Our commercial real estate loans are generally secured primarily by owner-occupied properties in our primary market area, including retail store fronts and a golf course.

Loans secured by multifamily and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in multifamily and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying property and business. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements, depending on the size of the loan.

If we foreclose on a multifamily or commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on multifamily and commercial real estate loans can be unpredictable and substantial.

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At September 30, 2023, the outstanding balance of home equity lines of credit was $4.7 million, or 3.5% of total loans. The loan to value ratio is generally up to 90% if we have the first lien on the collateral property, or 80% if we do not. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

Home equity lines of credit generally carry greater credit risk than one- to four family residential real estate loans secured by first mortgages. Our interest is generally subordinated to the interest of the institution holding the first mortgage. Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers.

Commercial and Industrial Loans. Historically, we have not emphasized commercial business lending. At September 30, 2023, commercial and industrial loans were $1.8 million, or 1.3% of total loans. Our commercial and industrial loans include both term loans and lines of credit made with either fixed or adjustable interest rates. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 70% of the value of the collateral securing the loan. At September 30, 2023, our commercial business loans also included a $521,000 participation in a pool of loans made to healthcare providers through Bankers Healthcare Group.

Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Loan Originations, Purchases and Sales

We originate loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. Additionally, our indirect automobile loans are generated from car dealerships in western and southeastern Ohio and eastern Indiana.

We generally retain the loans that we originate in our portfolio. However, in recent years, subject to market conditions and periodic review of our asset/liability management needs, we have determined to sell certain conforming, fixed-rate residential mortgages with longer terms to the Federal Home Loan Bank upon origination, with servicing rights retained, to help limit our interest rate risk exposure and generate fee income. Federal Home Loan Bank secondary market guidelines include limits as to loan amount, property type and size, and other parameters. We have generally been successful in selling selected conforming loans. During the years ended September 30, 2023 and 2022, we originated a total of $1.0 million and $11.9 million, respectively, of fixed-rate one- to four-family residential real estate loans with 30-year terms, of which $287,000, or 28.7%, and $2.5 million, or 21.0%, respectively, of such loans originated for sale and sold to the Federal Home Loan Bank. Additionally, we began originating indirect automobile loans during 2023, and we intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. We did not sell any indirect automobile loans during the year ended September 30, 2023. We did not sell any other loans during the years ended September 30, 2023 and 2022. We recorded gains on sale of loans of $8,000 and $52,600 during the years ended September 30, 2023 and September 30, 2022, respectively.

We generally do not purchase loans, except for an occasional participation interest in a loan originated by another financial institution acting as the lead lender.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Mercer Savings Bank’s unimpaired capital and surplus. For us, this limit was $3.2 million as of September 30, 2023. Such limit may be increased to 25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans. At September 30, 2023, our largest credit relationship with one borrower consisted of 3 loans with an aggregate outstanding balance of $1.6 million, secured by farmland. At September 30, 2023, these loans were performing according to their original terms.

Designated loan officers may approve secured, consumer non-real estate loans up to $25,000. Loans up to $300,000 may be approved by our Senior Vice President of Operations and loans up to $500,000 may be approved by our Senior Vice President of Lending or President and Chief Executive Officer. Loans in excess of those amounts require the approval of three of the following individuals: the President and Chief Executive Officer, the Senior Vice President of Lending, the Senior Vice President of Operations, and any director.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require an escrow for flood insurance (where appropriate). For residential mortgage loans exceeding an 80% loan-to-value ratio, we require private mortgage insurance in amounts intended to reduce our exposure to 80% or less. A significant portion of our agricultural real estate loans are made to family farms within religious communities, which have formal self-insurance arrangements rather than traditional commercial insurance. Automobiles must be insured against loss or damage by fire, theft and collision.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a loan, we mail a notice to the borrower and attempt to contact the borrower by phone. All delinquent loans are reported to the board of directors each month. If a resolution has not been attained by 90 days, the collection department will review with management for a further plan of action. If payment reaches 120 days delinquent, the collector will report collection efforts and recommendations of litigation, etc. to the president. Our policies provide that a late notice be sent each month that the loan is past due. In addition, we may call the borrower when the loan is 15 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize their financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At September 30, 2023, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At September 30, 2023, we had no troubled debt restructurings.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At September 30,
	2023			2022
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate
Residential	$482,844	$332,929	$477,313	$270,843	$65,100	$347,246
Multi-family	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Home equity line of credit (HELOC)	—	—	—	143,983	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	5,653	20,831	—	—	—	2,500
Total	$488,497	$353,760	$477,313	$414,826	$65,100	$349,746

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. We had no troubled debt restructurings and no loans that were 90 days or more past due and accruing at September 30, 2023 or September 30, 2022. We had two loans in the process of foreclosure at September 30, 2023.

	At September 30,
	2023	2022
Nonaccrual loans:
Real estate loans:
Residential	$477,313	$347,246
Multi-family	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial	—	—
Consumer	—	2,500
Total	477,313	349,746

Accruing loans 90 days or more past due:
Real estate loans:
Residential	—	—
Multi-family	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial	—	—
Consumer	—	—
Total	—	—

Total nonperforming loans	477,313	349,746

Foreclosed assets	54,000	—
Other nonperforming assets	—	—

Total nonperforming assets	$531,313	$349,746

Ratios:
Total non-performing loans to total loans	0.36%	0.29%
Total non- performing loans to total assets	0.30%	0.23%
Total non-performing assets to total assets	0.33%	0.23%

Total loans	133,805,557	121,518,352
Total assets	159,046,613	152,882,751

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The table below sets forth our classified loans at the dates indicated.

	At September 30,
	2023	2022
Classified assets:
Substandard loans	$477,313	$349,746
Doubtful loans	—	—
Loss loans	—	—
Total classified assets	$477,313	$349,746

Special mention assets	$—	$—
Foreclosed real estate	54,000	—

Other Loans of Concern. At September 30, 2023, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

A new credit loss accounting standard, the Current Expected Credit Loss standard (“CECL”), became effective for the Company on October 1, 2023. CECL requires the determination of periodic estimates of lifetime expected credit losses on financial instruments and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which may require us to increase our allowance for credit losses and will require us to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. The Company has finalized the methodology determination, software models, quantitative framework, and policies and procedures for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of CECL calculation, reviewing internal procedures, policies, and assumptions.

As an integral part of their examination process, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Year
	Ended
	September 30,
	2023	2022

Allowance for loan losses at beginning of period	$983,654	$957,903
Provision for loan losses	—	25,000
Charge-offs:
Real estate loans:
Residential	(49,353)	—
Multi-family	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial	—	—
Consumer	—	—
Total charge-offs	(49,353)	—

Recoveries:
Real estate loans:
Residential	—	—
Multi-family	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial	—	—
Consumer	30	751
Total recoveries	30	751

Net (charge-offs) recoveries	(49,323)	751

Allowance for loan losses at end of period	$934,331	$983,654

Allowance for loan losses to total loans outstanding at end of period	0.70%	0.81%
Nonaccrual loans to total loans outstanding at end of period	0.36%	0.29%
Allowance for loan losses to nonaccrual loans at end of period	195.75%	281.25%
Net (charge-offs) recoveries to average loans outstanding during period	(41.16)%	0.63%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

For the Year Ended
September 30,
	2023	2022
Net (charge-offs) recoveries to average loans outstanding during the period:
Real estate loans:
One- to four-family	0.06%	—
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2023			2022

			Percent of
			Loans in			Percent of
		Percent of	Category		Percent of	Loans in
		Allowance to	to		Allowance	Category
		Total	Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

Real estate loans:
Residential	$738,230	79.0%	55.7%	$623,649	63.4%	64.4%
Multi-family	12,840	1.4%	1.0%	11,008	1.1%	1.1%
Agricultural	73,608	7.9%	27.2%	199,011	20.2%	23.5%
Commercial	4,678	0.5%	1.7%	10,801	1.1%	1.5%
Construction and land	49,835	5.3%	3.8%	35,292	3.6%	3.0%
Home equity line of credit (HELOC)	14,289	1.5%	3.5%	69,234	7.0%	4.3%
Commercial and industrial	3,645	0.4%	1.3%	12,086	1.2%	1.5%
Consumer	37,206	4.0%	5.7%	22,573	2.3%	0.8%
Total allocated allowance	934,331	100.0%	100.0%	983,654	100.0%	100.0%
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$934,331	100.0%	100.0%	$983,654	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, our regulators will periodically review our allowance for loan losses. Our regulators may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy are to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk and to meet liquidity needs, satisfy pledging requirements, and support asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. Our full board of directors serves as our investment committee. In this capacity the board develops and implements an asset/liability management plan, and reviews pricing and liquidity needs and assesses our interest rate risk. An investment schedule detailing the investment portfolio is reviewed at least quarterly by the board of directors.

Our current investment policy permits, with certain limitations, investments in U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae, and Freddie Mac; corporate and municipal bonds; certificates of deposit in other financial institutions; and federal funds and money market funds, among other investments.

At September 30, 2023, our investment portfolio consisted of U.S. Treasury obligations, U.S. Government agency securities and mortgage backed securities issued by U.S. government-sponsored enterprises, and municipal securities. At September 30, 2023, we also owned $1.4 million of Federal Home Loan Bank of Cincinnati stock. As a member of Federal Home Loan Bank of Cincinnati, we are required to purchase stock in the Federal Home Loan Bank of Cincinnati, which is carried at cost and classified as a restricted investment.

The following table sets forth the maturities and weighted average yields of debt securities not carried at fair value through earnings as of September 30, 2023 and September 30, 2022. Weighted average yields are as of the period end. Tax-equivalent yield is presented for tax-exempt municipal securities.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(In Dollars)
September 30, 2023

Held-to-maturity:
Mortgage-backed GSEs	$—	—%	$44,770	2.20%	$25,041	3.24%	$77,480	3.58%

Available-for-sale:
U.S. Treasury Securities	999,565	0.32	—	—	—	—	—	—
U.S. Government Agencies	1,000,158	0.17	3,009,419	1.91	—	—	—	—
Mortgage-backed GSEs	—	—	—	—	172,625	1.94	3,474,395	2.00
State and political subdivisions	—	—	451,722	3.23	—	—	3,430,852	2.99
	$1,999,723	0.24%	$3,461,141	2.08%	$172,625	1.94%	$6,905,247	2.49%

September 30, 2022

Held-to-maturity:
Mortgage-backed GSEs	$1,668	2.97%	$97,754	2.19%	$32,680	3.14%	$101,286	2.00%

Available-for-sale:
U.S. Treasury Securities	1,009,828	0.14	998,867	0.32	—	—	—	—
U.S. Government Agencies	—	—	4,025,948	1.48	—	—	—	—
Mortgage-backed GSEs	—	—	—	—	240,310	1.71	3,950,775	1.88
State and political subdivisions	254,773	0.68	973,443	3.02	—	—	2,262,000	2.91
	$1,264,601	0.25%	$5,998,258	1.54%	$240,310	1.71%	$6,212,775	2.26%

The weighted-average yields were calculated by multiplying each amortized cost by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are calculated on a fully tax equivalent basis.

For additional information regarding our investment securities portfolio, see Note 3 of the notes to financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At September 30,
	2023			2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$17,083	13.2%	0.00%	$15,540	11.6%	0.00%
Interest-bearing demand deposits	41,647	32.1	0.03	45,854	34.3	0.05
Savings deposits	43,006	33.2	0.06	44,129	33.0	0.05
Certificates of deposit	27,823	21.5	1.60	28,181	21.1	0.68
Total	$129,559	100.00%	0.45%	$133,704	100.00%	0.16%

We consider our core deposits to include savings accounts, money market accounts, other savings deposits and checking accounts. Core deposits totaled $90.5 million, or 73.7% of total deposits, at September 30, 2023.

As of September 30, 2023 and September 30, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $15.6 million and $25.5 million, respectively. In addition, as of September 30, 2023, the aggregate amount of all our uninsured certificates of deposit was $5.8 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth our uninsured time deposits at September 30, 2023 by time remaining until maturity.

At September 30, 2023
(In thousands)
Maturity Period:
Three months or less	$761
Over three months through six months	—
Over six months through 12 months	3,861
Over 12 months	1,170
Total	$5,792

Borrowings. We may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2023, we had $12.0 million in outstanding advances from the Federal Home Loan Bank of Cincinnati. At September 30, 2023, based on available collateral and our ownership of Federal Home Loan Bank of Cincinnati common stock, we had access to up to $37.6 million of advances from the Federal Home Loan Bank of Cincinnati. At September 30, 2023, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $10.0 million. We also have the ability to participate in the Federal Reserve’s new Bank Term Funding Program as needed.

Regulation and Supervision

General

As an Ohio state-chartered bank, Mercer Savings Bank is subject to examination and regulation by the ODFI, as its chartering authority, and is also subject to examination by the FDIC, its primary federal regulator and deposit insurer. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as the Bank or the Company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, the Bank must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Mercer Bancorp is a bank holding company and is required to comply with the rules and regulations of the Federal Reserve Board. The Company is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the ODFI, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of the Company and the Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Ohio Bank Regulation

Mercer Savings Bank is an Ohio state-chartered bank. Ohio banking law governs the powers, rights and privileges of state-chartered banks, including limitations on the nature and amount of loans and investments the bank may make and other aspects of banking operations. Under current Ohio law, we may open branch offices throughout Ohio with the prior approval of the ODFI. In addition, with prior regulatory approval or non-objection, we may acquire branches of existing banks located in Ohio. Additionally, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), with prior regulatory approval or non-objection, we and any other state-chartered bank or national bank may establish a de novo branch in any other state.

Ohio banking law also governs the payment of dividends to stockholders. As a holding company and the sole stockholder of the Bank, the Company is a separate and distinct legal entity from the Bank and does not intend to have significant operations beyond holding the outstanding common stock of the Bank. Accordingly, the Company may rely on dividends from the Bank for a substantial portion of its revenue. Without approval from the ODFI, the Bank will be permitted to fund any cash dividends only from undivided profits, after having made all required allocations to reserves for losses or contingencies. ODFI approval will be required for any dividends funded from surplus or if the total of all cash dividends declared in any year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.

As an Ohio state-chartered bank, the Bank is subject to supervision, regulation and periodic examination by the ODFI. These examinations are designed primarily for the protection of the depositors of the Bank and not shareholders.

Federal Banking Regulation

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances.

The Economic Growth, Regulatory Relief and Consumer Protection Act required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “Community Bank Leverage Ratio” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements.

The Community Bank Leverage Ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank did not elect to use the Community Bank Leverage Ratio.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities. All state-chartered FDIC-insured banks are generally limited in their equity investment activities to equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. In addition, a state bank may engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined by the FDIC that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank is deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; or (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The Bank was considered “well capitalized” for regulatory capital purposes as of September 30, 2023.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The FDIC may order banks that have insufficient capital to take corrective actions. For example, a bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a bank is required to guarantee that the bank complies with the restoration plan. A “significantly undercapitalized” bank may be subject to additional restrictions. Banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

Transactions with Affiliates and Loans to Insiders. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these persons, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including the Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) for institutions of the Bank’s size ranged from 1.5 to 30 basis points of each institution’s total assets less tangible capital through December 31, 2022. The FDIC adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size currently range from 2.5 to 32 basis points. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at the Bank.

Privacy Regulations and Cybersecurity. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest federal CRA rating was “Satisfactory.”

On October 24, 2023, the federal banking agencies jointly issued a final rule to revise the regulations implementing the CRA. The final rule takes effect on April 1, 2024, with staggered compliance dates; the applicability date for most of the provisions is January 1, 2026. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, banks with total assets of less than $600 million as of December 31 in either of the prior two calendar years, such as the Bank, have the option to maintain the current CRA evaluation framework, referred to in the final rule as the “Small Bank Lending Test,” or opt into a new “Retail Lending Test.” The Retail Lending Test evaluates a bank’s record of helping to meet the credit needs of its community through the origination and purchase of home mortgage, multifamily, small business, small farm and, in certain cases, automobile loans. Banks of all sizes will maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The final rule continues the current approach of requiring banks to delineate specific “facility-based assessment areas,” which comprise the areas around a bank’s main office, branches, and deposit-taking remote service facilities (e.g., ATMs). A small bank that opts to be evaluated under the Retail Lending Test and that conducts a majority of its retail lending outside of its facility-based assessment area will have its retail lending performance evaluated in its “outside retail lending area,” which consists of the nationwide area outside of the bank’s facility-based assessment area, as delineated pursuant to the new rule. The final rule allows banks to receive CRA credit for any qualified community development activity, regardless of location.

USA Patriot Act. Mercer Savings Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Truth in Lending Act, governing the disclosures of credit terms to consumer borrowers;
●	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of the Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Consumer protection and fair lending statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, restrictions on business and growth activities, and referral to the Department of Justice for prosecution for actual and punitive damages and injunctive relief. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state Attorneys General. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. The Bank complied with this requirement at September 30, 2023. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At September 30, 2023, no impairment has been recognized.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company of 1956. As such, the Company is registered with the Federal Reserve Board and is subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), as administered by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

A bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” may opt to become a “financial holding company” and thereby engage in a broader array of financial activities than permitted for a typical bank holding company. Such activities can include insurance underwriting and investment banking. Mercer Bancorp has not elected “financial holding company” status.

Capital. Bank holding companies with $3.0 billion or more in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary banks. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, such that bank holding companies with less than $3.0 billion of consolidated assets, like Mercer Bancorp, are not subject to the consolidated holding company regulatory capital requirements unless otherwise directed by the Federal Reserve Board.

Source of Strength. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The regulatory guidance also states that a bank holding company should consult with Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred, regardless of the applicability of the notification requirement referenced below.

There is a separate requirement that a bank holding company give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of Mercer Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission. Mercer Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Emerging Growth Company Status

The JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Mercer Bancorp qualifies as an “emerging growth company,” and we believe that we will continue to qualify as an “emerging growth company” for five years from the completion of the stock offering.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company also is not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates or less than $100 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures required under the federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as Mercer Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or power to vote 25% or more of any class of voting stock of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, like the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations separately provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and Federal Reserve Board regulations, means ownership, control, or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. The Federal Reserve Board adopted a final rule, effective September 30, 2020, that revised its framework for determining whether a company has a “controlling influence” over a bank holding company for that purpose. The rule applies to questions of control under the Bank Holding Company Act but does not extend to the Change in Bank Control Act.

Taxation

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, we currently report our income and expenses using the accrual method of accounting and use a tax year ending September 30 for filing federal income tax returns. The

Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At September 30, 2023, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At September 30, 2023, we had no net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At September 30, 2023, we had no capital loss carryovers.

Corporate Dividends. Mercer Bancorp may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

The Bank is subject to Ohio taxation in the same general manner as other financial institutions. In particular, we file a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth, capped at 14% of the institution’s total assets.

As a Maryland business corporation, the Company is required to file an annual report with and pay personal property taxes to the State of Maryland.

Item 1A. Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

At September 30, 2023, the net book value of our properties (including furniture, fixtures and equipment) was $2.6 million. We conduct our operations from our main office in Celina, Ohio and three branch offices in Celina, Fort Recovery and Greenville, Ohio. We own all of our branch office properties. Although we believe that our current facilities are adequate to meet our present and foreseeable needs, to expand access to customers and deposits, we intend to open a fifth branch office in Adams or Jay County in eastern Indiana, which are contiguous to our Ohio market area, in 2024. We have not yet selected a location for that office, but we currently expect that we will purchase a property in connection with the establishment of the branch.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2023, we were not involved in any legal proceedings which we believe would have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Mercer Bancorp’s common stock has been quoted on OTCQB Market under the symbol “MSBB” since July 27, 2023. At December 18, 2023, Mercer Bancorp, Inc. had 249 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Mercer Bancorp currently does not anticipate paying a dividend to its stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.

Use of Proceeds

On March 10, 2023, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual-to-stock conversion of the Bank and the Company’s related stock offering. The Registration Statement (File No. 333-270445) was declared effective by the Securities and Exchange Commission on May 15, 2023. The Company registered 1,471,688 shares of its common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $14.7 million. The stock offering commenced on May 22, 2023, and was completed on July 26, 2023. Performance Trust Capital Partners, LLC (“Performance Trust”) was engaged to assist in the marketing of the common stock and for records management services. Performance Trust received a fee of $280,000 for its services and was reimbursed approximately $116,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $9.7 million, through the sale of 972,970 shares of common stock at a price of $10.00 per share. The Company also contributed 50,000 shares of its common stock to the newly formed Mercer Savings Charitable Foundation, Inc.

Expenses related to the offering were approximately $1.5 million. Net proceeds of the offering were approximately $7.9 million. The Company contributed approximately $4.1 million of the net proceeds to the Bank, contributed $100,000 in cash to the Mercer Savings Charitable Foundation, Inc., used $818,000 to fund a loan to the Bank’s Employee Stock Ownership Plan, and retained approximately $3.3 million of the net offering proceeds. The net proceeds contributed to the Bank have been held as cash and invested in short-term instruments and loans. The net proceeds retained by the Company have been deposited with Mercer Savings Bank.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the financial statements, which appear beginning on page F-1 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding Mercer Bancorp provided in this Annual Report on Form 10-K.

Overview

Mercer Bancorp conducts its operations primarily through Mercer Savings Bank. The Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and agricultural real estate loans secured by properties located in our primary market area. To a lesser extent, we also originate consumer loans, multifamily real estate loans, commercial real estate loans, construction and land loans, home equity lines of credit, and commercial and industrial loans. Additionally, in January 2023, we began implementing an indirect automobile lending program, in which loan applications are referred to us by car dealerships. Our management has experience with indirect automobile lending and we intend to prudently grow that segment of the loan portfolio. We intend to retain a portion of these automobile loans and also intend to sell certain of these automobile loans that we originate. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, state and municipal securities. Following the conversion and stock offering, we intend to continue to seek to expand our residential real estate and agricultural real estate portfolios. We offer a variety of deposit accounts including checking accounts, savings accounts and certificates of deposit. Our primary source of funding is core deposits. We also utilize advances from the Federal Home Loan Bank of Cincinnati and brokered deposits for liquidity and asset/liability management purposes, and may attempt to attract municipal deposits to a lesser extent.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, gains on sales of loans, and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to employee compensation and benefits, data processing expense, occupancy and equipment expense, check, ATM, credit card processing and network fees, director compensation and benefits, professional services fees, and other expenses. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in inflation, market interest rates, governmental policies and actions of regulatory authorities. Mercer Savings Bank is subject to comprehensive regulation and examination by the ODFI and the FDIC.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans and agricultural real estate loans for retention in our loan portfolio. We are primarily a residential mortgage lender for borrowers in our primary market area. At September 30, 2023, $74.6 million, or 55.7% of our total loan portfolio, consisted of residential mortgage loans. Additionally, given the rural economy of our market area, agricultural real estate loans also comprise a significant portion of our loan portfolio. At September 30, 2023, $36.4 million, or 27.2% of our total loan portfolio, consisted of agricultural real estate loans. We have significant experience in these areas and expect that residential mortgage and agricultural real estate lending will remain our primary lending activities following the conversion and stock offering.
●	Grow and diversify our loan portfolio prudently by implementing an indirect automobile lending program and enhance fee income through the pooling and sale of such loans. Although we intend to continue our historical focus on the origination of residential mortgage and agricultural real estate loans, in January 2023, we began implementing an indirect automobile lending program. We originate indirect automobile loans from car dealerships located in western and southeastern Ohio and eastern Indiana. At September 30, 2023, $6.8 million, or 5.1% of our total loan portfolio, consisted of indirect automobile loans held for investment and we had an additional $3.1 million of automobile loans held for sale. We intend to prudently increase our originations of consumer automobile loans in order to diversify our loan portfolio, increase yield and manage interest rate risk. We also intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. During the year ended September 30, 2023, we did not sell any indirect automobile loans.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2023, our nonperforming loans totaled $477,000, or 0.36% of total loans.
●	Continue efforts to gain deposit market share and grow our low-cost “core” deposit base. We consider our core deposits to include savings accounts, money market accounts, other savings deposits and checking accounts. Core deposits provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. We will continue our efforts to increase our core deposits through customer service, products and services offered, and customer accessibility via both traditional branches and digital platforms. Core deposits totaled $90.5 million, or 73.7% of total deposits, at September 30, 2023.
●	Expand our market area and access to customers through organic growth and de novo branching, while also considering opportunistic acquisitions. We intend to grow our balance sheet organically on a managed basis. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing new (“de novo”) branch offices or acquiring other financial institutions or branch offices. Specifically, we intend to establish a fifth branch office during 2024 in Adams or Jay County in eastern Indiana, where we are an active lender. We believe this de novo branch will expand our access to customers and core deposits in that part of our market area. We do not currently have any understandings or agreements regarding any acquisitions.

Critical Accounting Policies

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

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results. Our allowance for loan losses as a percent of total loans decreased from 0.81% at September 30, 2022 to 0.70% at September 30, 2023, due primarily to $49,000 in net charge-offs in 2023.  Management’s determination of the adequacy of the allowance for loan losses primarily reflects the impact of the growth in certain segments of our loan portfolio, as well as our consideration of the economic conditions affecting the qualitative factors used in the determination of the allowance for loan losses as they evolved over that period from the impact of inflationary pressures and economic conditions, among other considerations. From September 30, 2022 to September 30, 2023, changes to qualitative factors to reflect slowing growth trends in certain portfolio segments resulted in an increase in the amount allocated for residential mortgages and construction mortgages of $115,000 and $15,000, respectively. Increased risk related to trends in the levels of delinquencies for the same period only partially offset changes related to portfolio production.

A new credit loss accounting standard, the Current Expected Credit Loss standard (“CECL”), became effective for Mercer Savings Bank on October 1, 2023. CECL requires the determination of periodic estimates of lifetime expected credit losses on financial instruments and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which may require us to increase our allowance for credit losses and will require us to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. The Company has finalized the methodology determination, software models, quantitative framework, and policies and procedures for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of CECL calculation, reviewing internal procedures, policies, and assumptions.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 12 of the Financial Statements — “Disclosures About Fair Value of Assets and Liabilities.”

Comparison of Financial Condition at September 30, 2023 and September 30, 2022

Total Assets. Total assets were $159.0 million at September 30, 2023, an increase of $6.2 million, or 4.0%, from the $152.9 million at September 30, 2022. The increase was primarily comprised of an increase in loans and loans held for sale of $15.4 million, which was partially offset by a decrease in cash and cash equivalents of $8.1 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $8.1 million, or 56.2%, to $6.3 million at September 30, 2023 from $14.4 million at September 30, 2022. The decrease was due primarily to an increase in loans and a decrease in deposits during the year ended September 30, 2023.

Investment Securities. Investment securities available for sale and held to maturity decreased $1.2 million, or 9.4%, to $11.6 million at September 30, 2023, from $12.8 million at September 30, 2022. During the year ended September 30, 2023, securities purchases of $2.3 million were more than offset by sales, calls, maturities and repayments of $3.5 million.

The yield on investment securities was 1.91% for the year ended September 30, 2023, compared to 1.02% for the year ended September 30, 2022, reflecting the recent increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale increased to $3.1 million at September 30, 2023 compared to none at September 30, 2022. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. Loans held for sale consisted solely of automobile loans at September 30, 2023. No sales of auto loans occurred during the year ended September 30, 2023.

Net Loans. Net loans increased by $12.3 million, or 10.5%, to $130.0 million at September 30, 2023 from $117.7 million at September 30, 2022. During the year ended September 30, 2023, loan originations totaled $34.6 million, comprised primarily of $13.1 million secured by agricultural real estate, $5.1 million of loans secured by one- to four-family residential real estate and $4.9 million of construction loans. Consumer loans originated totaled $10.6 million, the majority of which were automobile loans. Management designated $3.1 million of these auto loans as held for sale and $7.5 million were held in the portfolio.

During the year ended September 30, 2023, agricultural real estate loans increased $7.9 million, or 27.6%, to a total of $36.4 million at September 30, 2023, construction and land loans increased $1.5 million, or 40.8%, to $5.1 million at September 30, 2023 and consumer loans increased $6.7 million, or 726.5%, to $7.7 million at September 30, 2023, while residential real estate loans decreased $3.8 million, or 4.8%, to $74.6 million at September 30, 2023, from $78.3 million at September 30, 2022. Consumer loans increased due to the establishment of our indirect automobile lending program.

The Bank’s loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and indirect automobile loans.

Deposits. Deposits decreased by $11.9 million, or 8.9%, to $122.8 million at September 30, 2023 from $134.8 million at September 30, 2022. Core deposits decreased $19.0 million, or 17.3%, to $90.5 million at September 30, 2023 from $109.5 million at September 30, 2022. Certificates of deposit increased $7.1 million, or 27.9%, to $32.3 million at September 30, 2023 from $25.2 million at September 30, 2022. The increase in certificates of deposit was a result of depositors’ transfer of funds from lower-yielding accounts as well as a $3.0 million increase in brokered deposits year-to-year. The decrease in core deposits was due primarily to these transfers to certificates of deposit, depositors’ purchases of stock in the Company’s mutual-to-stock conversion and to a lesser extent, migration to higher rate alternatives at investment brokerages.

During the year ended September 30, 2023, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $12.0 million at September 30, 2023, an increase of $9.0 million, or 300.0%, over the $3.0 million balance at September 30, 2022. Proceeds from the advances were used primarily to fund deposit withdrawals. Advances totaling $11.0 million are scheduled to mature within one year from September 30, 2023.

Shareholders’ Equity. Shareholders’ equity increased $8.7 million, or 62.1%, to $22.8 million at September 30, 2023, from $14.1 million at September 30, 2022. The increase resulted from the $7.9 million net proceeds of the stock offering completed on July 26, 2023, net income of $770,000 and a $43,000 increase to equity through the accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended September 30, 2023 and 2022

General. Net income for the year ended September 30, 2023 was $770,000, a decrease of $174,000, or 18.4%, compared to $944,000 for the year ended September 30, 2022. The decrease in net income was primarily due to a $1.1 million increase in noninterest expenses, which included certain expenses related to our mutual-to-stock conversion and stock offering, and a $149,000 decrease in noninterest income, which were partially offset by a $1.1 million increase in net interest income, a $25,000 decrease in the provision for loan losses and a $13,000 decrease in income taxes.

Interest Income. Interest income increased $1.4 million, or 23.5%, to $6.0 million for the year ended September 30, 2023 from $4.6 million for the year ended September 30, 2022. This increase was attributable to a $1.1 million, or 19.6%, increase in interest on loans receivable, a $144,000, or 54.5%, increase in interest on investment securities and a $210,000, or 57.9%, increase in interest on interest-bearing deposits and other assets.

The average balance of loans during the year ended September 30, 2023 increased by $5.2 million, or 4.6%, from the balance for the year ended September 30, 2022, while the average yield on loans increased by 72 basis points to 4.49% for the year ended September 30, 2023 from 3.77% for the year ended September 30, 2022. The increase in average yield on loans reflects the increase in the overall interest rate environment year to year. As interest rates began to increase during the Bank’s fiscal 2022 year, the interest rates on the Bank’s adjustable-rate loans have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities increased $2.1 million to $13.8 million for the year ended September 30, 2023 from $11.7 million for the year ended September 30, 2022, while the average yield on investment securities increased by 89 basis points to 1.91% for the year ended September 30, 2023 from 1.02% for the year ended September 30, 2022.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $210,000, or 57.9%, for the year ended September 30, 2023, due to an increase in the average yield of 344 basis points, to 4.19% for the year ended September 30, 2023 from 0.75% for the year ended September 30, 2022, partially offset by a decrease in the average balance of $11.6 million. The increase in average yield was due to the increase in interest rates in the overall economy during the periods.

Interest Expense. Total interest expense increased $335,000, or 55.8%, to $600,000 for the year ended September 30, 2023 from $265,000 for the year ended September 30, 2022. Interest expense on deposits increased $253,000, or 52.0%, due primarily to an increase of 23 basis points in the average cost of deposits to 0.43% for the year ended September 30, 2023 from 0.20% for the year ended September 30, 2022, which was partially offset by a decrease of $5.7 million, or 4.8%, in the average balance of interest-bearing deposits to $112.5 million for the year ended September 30, 2023 from $118.2 million for the year ended September 30, 2022.

Interest expense on borrowings increased $82,000, or 71.8%, for the year ended September 30, 2023, compared to the year ended September 30, 2022. The increase was due to a 166 basis point increase in the weighted-average rate, to 2.58% for the year ended September 30, 2023 and a $1.0 million increase in the average balance outstanding, to $4.5 million for the year ended September 30, 2023 from $3.5 million for the year ended September 30, 2022.

Net Interest Income. Net interest income increased $1.1 million, or 19.9%, to $5.4 million for the year ended September 30, 2023 compared to $4.3 million for the year ended September 30, 2022. The increase reflected an increase in the interest rate spread to 3.71% for the year ended September 30, 2023 from 2.92% for the year ended September 30, 2022, while the average net interest earning assets increased $365,000 year to year. Our net interest margin increased to 3.80% for the year ended September 30, 2023 from 2.95% for the year ended September 30, 2022. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy during 2023 and 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” management determined that a provision for loan losses was not required for the year ended September 30, 2023, resulting in a decrease of $25,000 from the provision recorded for the year ended September 30, 2022. The allowance for loan losses was $934,000 at September 30, 2023 and $984,000 at September 30, 2022 and represented 0.70% of total loans at September 30, 2023, and 0.81% of total loans at September 30, 2022. The determination of the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans and delinquent loans.

Total nonperforming loans were $477,000 at September 30, 2023, compared to $350,000 at September 30, 2022. Classified loans totaled $477,000 at September 30, 2023, compared to $350,000 at September 30, 2022, and total loans past due greater than 30 days were $1.3 million and $830,000 at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 195.7% at September 30, 2023 compared to 281.2% at September 30, 2022.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $645,000 for the year ended September 30, 2023, a decrease of $149,000, or 23.1%, from $794,000 for the year ended September 30, 2022. The decrease was due primarily to a non-recurring $169,000 life insurance death benefit payout received during fiscal 2022 and a $45,000, or 561.6%, decrease in gains on sales of loans. The decrease in gains on sales of loans was due to a $2.2 million decline in volume of loans sold, attributable primarily to the increase in interest rates year to year, which had the effect of reducing origination of fixed-rate loans that the Bank sells in the secondary market.

Noninterest Expense. Noninterest expense increased $1.1 million, or 22.3%, to $5.1 million for the year ended September 30, 2023, compared to $4.0 million for the year ended September 30, 2022. The increase was due primarily to a $596,000 increase in charitable contributions, a $123,000, or 5.6%, increase in salaries and employee benefits, a $113,000, or 24.9%, increase in occupancy and equipment, a $101,000, or 40.4%, increase in professional services, a $74,000, or 14.0%, increase in data processing fees and a $70,000, or 19.3%, increase in other expense.

The increase in charitable contributions expense was due to the $600,000 contribution to the charitable foundation formed as part of the Company’s mutual-to-stock conversion. The contribution to the foundation was comprised of 50,000 shares of the Company’s stock and $100,000 in cash.

The increase in salaries and employee benefits was due primarily to a decline in deferred loan origination costs attributable to a decline in loan origination volume, ESOP compensation expense, and normal merit increases year-to-year. The increase in occupancy and equipment expense was due primarily to depreciation associated with new data processing hardware and software and a new phone system. The increase in data processing was due to an extensive IT network upgrade and the engagement of an independent firm for managed services as well as new software costs for accounting and reporting applications. The increase in professional services was due primarily to additional audit and related expenses required in connection with the reporting requirements of a public stock company. The increase in other expense was due primarily to management’s decision to outsource maintenance and security of the Company’s information technology functions, which had previously been handled internally.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased by $13,000, or 7.1%, to $180,000 for the year ended September 30, 2023, compared to $193,000 for the year ended September 30, 2022. The decrease in the income tax provision was due primarily to a $187,000, or 16.4% decrease in pretax income. The effective tax rates were 19.0% and 17.0% for the years ended September 30, 2023 and 2022, respectively.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using monthly average balances. Non-

accrual loans are included in the computation of average balances only. Average loan balances include loans held for sale.

	For the Year Ended September 30,
	2023			2022
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$119,826	$5,376	4.49%	$114,595	$4,322	3.77%
Taxable securities	9,734	149	1.53%	9,190	67	0.73%
Tax-exempt securities	4,058	115	2.83%	2,548	53	2.08%
Interest-bearing deposits and other	8,658	363	4.19%	20,266	153	0.75%
Total interest-earning assets	142,276	6,003	4.22%	146,599	4,595	3.13%
Non-interest-earning assets	9,949			6,514
Allowance for loan losses	(958)			(977)
Total assets	$151,267			$152,136

Interest-bearing liabilities:
Interest-bearing demand	$41,647	13	0.03%	$45,854	14	0.03%
Savings accounts	43,006	27	0.06%	44,129	30	0.07%
Certificates of deposit	27,823	445	1.60%	28,181	189	0.67%
Total deposits	112,476	485	0.43%	118,164	233	0.20%
Federal Home Loan Bank advances	4,462	115	2.58%	3,462	32	0.92%
Total interest-bearing liabilities	116,938	600	0.51%	121,626	265	0.22%
Non-interest-bearing demand deposits	17,083			15,540
Other non-interest-bearing liabilities	2,256			1,014
Total liabilities	136,277			138,180
Equity	14,990			13,956
Total liabilities and equity	$151,267			$152,136
Net interest income		$5,403			$4,330
Net interest rate spread			3.71%			2.92%
Net interest-earning assets	$25,338			$24,973
Net interest margin			3.80%			2.95%
Average interest-earning assets to interest-bearing liabilities	121.67%			120.53%
(1)	Net deferred fee income included in interest earned on loans totaled $72,000 and $110,000 for the year ended September 30, 2023 and 2022, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended
	September 30, 2023 vs. 2022
	Increase (decrease)		Total
	due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$205	$849	$1,054
Taxable securities	4	78	82
Tax-exempt securities	38	24	62
Other interest-earning assets	(133)	343	210
Total interest-earning assets	114	1,294	1,408

Interest-bearing liabilities:
Interest-bearing demand	(1)	—	(1)
Savings accounts	(1)	(2)	(3)
Certificates of deposit	(2)	258	256
Total deposits	(4)	256	252
Federal Home Loan Bank advances	12	71	83
Total interest-bearing liabilities	8	327	335

Change in net interest income	$106	$967	$1,073

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Interest rate risk is monitored by management and the board of directors. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them. Additionally, we have engaged a third-party consultant to provide quarterly interest rate risk monitoring analysis, with reports delivered to the board of directors on a quarterly basis.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	selling certain conforming, fixed-rate residential mortgages with longer terms upon origination, subject to market conditions and periodic review of our asset/liability management needs; and

●	continuing to diversify our loan portfolio by adding indirect automobile loans, which typically have higher yields and shorter maturities.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200 and 300 basis point increments or decreases instantaneously by 100, 200 and 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, at September 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease)			Increase
Change in Interest	Estimated	in EVE			(Decrease)
Rates (basis points)(1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
300	$35,278	$(11,117)	(23.96)%	28.03%	(325)
200	39,585	(6,810)	(14.68)%	29.65%	(163)
100	42,573	(3,822)	(8.24)%	30.36%	(92)
Level	46,395	—	—	31.28%	—
(100)	49,042	2,647	5.71%	31.37%	9
(200)	50,579	4,184	9.02%	30.87%	(41)
(300)	48,341	1,946	4.19%	28.70%	(258)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2023, we would have experienced a 14.68% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 9.02% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. As of September 30, 2022, we would have experienced a 13.06% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.40% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. We also analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases instantaneously by up to 300 basis points or decreases instantaneously by up to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-

hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The following table sets forth, at September 30, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest Rates	Net Interest Income
(basis points) (1)	Year 1 Forecast	Year 1 Change From Level

300	$5,661	(2.11)%
200	5,710	(1.26)%
100	5,739	(0.76)%
Level	5,783	—
(100)	5,801	0.31%
(200)	5,833	0.86%
(300)	5,846	1.08%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2023, we would have experienced a 1.26% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.86% increase in NII in the event of an instantaneous 200 basis point decrease in market interest rates. As of September 30, 2022, we would have experienced a 1.33% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.07% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2023, we had $12.0 million of outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2023, we had the capacity to borrow $37.6 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2023 and 2022, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $10.0 million. We also have the ability to participate in the Federal Reserve’s new Bank Term Funding Program as needed.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the financial statements beginning on page F-1 of this Annual Report on Form 10-K.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2023, Mercer Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.” For further information, see Note 9 of the notes to the financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. At September 30, 2023, we had $11.9 million of outstanding commitments to originate loans, $2.6 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2023 totaled $26.6 million at September 30, 2023. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Impact of Inflation and Changing Prices

The financial statements and related data presented in this Annual Report on Form 10-K have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding material risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data

Financial statements are included beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, and information regarding the committees of the Company’s Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal I—Election of Directors.”

The Company has adopted a Code of Ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Investor Relations section of our website.

Item 11. Executive Compensation

Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the captions “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Stock-Based Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Certain Related Persons” and “Proposal I — Election of Directors.”

Item 14. Principal Accounting Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          Financial Statements and Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2023 and 2022

Consolidated Statements of Income for the Years Ended September 30, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2023 and 2022

Consolidated Statements of Changes in Equity for the Years Ended September 30, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended September 30, 2023 and 2022

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Mercer Bancorp, Inc. and Subsidiaries beginning on page F-1 of this Annual Report on Form 10-K for the year ended September 30, 2023 are incorporated herein by reference.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report on Form 10-K.

(b)           Exhibits

3.1

Articles of Incorporation of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

3.2

Bylaws of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

4.1

Form of Common Stock Certificate of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

4.2	Description of Mercer Bancorp, Inc. Securities
10.1

Employment Agreement between Mercer Savings Bank and Alvin B. Parmiter (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.2

Director Retirement Agreement between Mercer Savings Bank and Kristin M. Fee (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.3

Director Retirement Agreement between Mercer Savings Bank and David L. Keiser (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.4

Director Retirement Agreement between Mercer Savings Bank and Richard A. Mosier (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.5

First Amendment to the Director Agreement between Mercer Savings Bank and Richard A. Mosier (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.6

Amendment to Director Retirement Agreement between Mercer Savings Bank and Kristin M. Fee (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.7

Amendment to Director Retirement Agreement between Mercer Savings Bank and David L. Keiser (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.8

Mercer Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.9	Employment Agreement, dated as of January 1, 2021, by and between Mercer Savings Bank and Timothy L. Bigham
16.1

Letter of Crowe LLP regarding change in accountants (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

16.2

Letter of Dixon, Davis, Bagent & Company regarding change in accountants (incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

21

Subsidiaries of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

23	Consent of Consent of S.R. Snodgrass, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the year ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Mercer Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mercer Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2023 and 2022; the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $130.9 million as of September 30, 2023, and the associated ALL was $934 thousand. As discussed in Notes 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and peer bank data and considered the existence of new or contrary information. We also compared the ALL to a range of historical losses to evaluate the ALL, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2023.

SR Snodgrass

Cranberry Township, Pennsylvania

December 29, 2023

Mercer Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2023 and 2022

	2023	2022
Assets
Cash and due from banks	$1,707,488	$1,361,198
Interest-bearing deposits in other financial institutions	4,583,848	13,015,520
Cash and cash equivalents	6,291,336	14,376,718

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	11,449,715	12,572,195
Held-to-maturity securities	147,291	233,388
Loans held for sale	3,094,405	—
Loans receivable	130,901,654	118,654,254
Allowance for loan losses	(934,331)	(983,654)
Net loans	129,967,323	117,670,600

Premises and equipment	2,601,575	2,608,291
Foreclosed real estate	54,000	—
Federal Home Loan Bank stock	1,368,900	1,390,200
Bank owned life insurance	1,783,880	1,742,464
Accrued interest receivable	456,867	376,903
Federal Home Loan Bank lender risk account	490,411	516,457
Deferred federal income taxes	407,304	272,051
Other assets	833,606	1,023,484

Total assets	$159,046,613	$152,882,751

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$50,597,494	$65,323,642
Savings and money market	39,900,297	44,168,770
Time	32,317,957	25,266,231

Total deposits	122,815,748	134,758,643

Advances from the Federal Home Loan Bank - short term	11,000,000	1,000,000
Advances from the Federal Home Loan Bank - long term	1,000,000	2,000,000
Directors plan liability	444,770	565,181
Accrued interest payable and other liabilities	1,001,470	502,597

Total liabilities	136,261,988	138,826,421

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued 1,022,970 shares	10,229	—
at September 30, 2023
Additional paid-in capital	8,723,652	—
Shares acquired by ESOP	(818,380)	—
Retained earnings	15,729,450	14,959,892
Accumulated other comprehensive loss	(860,326)	(903,562)

Total shareholders' equity	22,784,625	14,056,330

Total liabilities and shareholders' equity	$159,046,613	$152,882,751

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Years Ended September 30, 2023 and 2022

	2023	2022
Interest Income
Loans	$5,376,255	$4,322,281
Investment securities	263,756	120,146
Interest-bearing deposits and other	362,502	152,532

Total interest income	6,002,513	4,594,959

Interest Expense
Deposits	485,306	232,587
Federal Home Loan Bank advances	114,566	32,292

Total interest expense	599,872	264,879

Net Interest Income	5,402,641	4,330,080

Provision for Loan Losses	—	25,000

Net Interest Income After Provision for Loan Losses	5,402,641	4,305,080

Noninterest Income
Service fees on deposits	317,324	327,785
Late charges and fees on loans	199,462	122,729
Gain on sale of loans	7,951	52,605
Loan servicing fees	44,496	48,030
Loss on sale of investments	(7,012)	—
Bank owned life insurance	58,819	53,126
Life insurance death benefits	4,514	169,069
Other income	19,801	21,057

Total noninterest income	645,355	794,401

Noninterest Expense
Salaries and employee benefits	2,197,427	2,074,632
Directors fees	91,900	84,250
Occupancy and equipment	452,674	340,113
Data processing fees	528,187	454,061
Franchise taxes	91,523	87,945
FDIC insurance premiums	60,279	41,510
Professional services	248,995	148,424
Deposit account services expense	248,977	239,797
Advertising	97,111	101,346
Loan expenses	101,743	77,210
Charitable contributions	617,900	21,650
Other	361,507	291,901

Total noninterest expense	5,098,223	3,962,839

Income before income taxes	949,773	1,136,642

Provision for income taxes	180,215	193,054

Net Income	$769,558	$943,588

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended September 30, 2023 and 2022

	2023	2022
Net income	$769,558	$943,588

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	47,716	(1,202,519)

Reclassification adjustment for realized loss on sales of securities	7,012	—

Tax (expense) benefit	(11,492)	252,529

Other comprehensive income (loss)	43,236	(949,990)

Comprehensive income (loss)	$812,794	$(6,402)

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2023 and 2022

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired by	Retained	Comprehensive
	Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance at October 1, 2021	$—	$—	$—	$14,016,304	$46,428	$14,062,732

Net income	—	—	—	943,588	—	943,588

Other comprehensive loss	—	—	—	—	(949,990)	(949,990)

Balance at September 30, 2022	—	—	—	14,959,892	(903,562)	14,056,330

Issuance of common stock, net of offering expense	10,229	8,723,652	(818,380)	—	—	7,915,501

Net income	—	—	—	769,558	—	769,558

Other comprehensive income	—	—	—	—	43,236	43,236

Balance at September 30, 2023	$10,229	$8,723,652	$(818,380)	$15,729,450	$(860,326)	$22,784,625

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2023 and 2022

	2023	2022
Operating Activities
Net income	$769,558	$943,588
Items not requiring (providing) cash:
Depreciation and amortization	312,774	212,098
Amortization of premiums and discounts	52,852	113,250
Amortization of deferred loan fees	(72,384)	(109,681)
Deferred income taxes	(146,745)	(2,013)
Provision for loan losses	—	25,000
Gain on sale of loans	(7,951)	(52,605)
Proceeds from sales of loans	287,032	2,501,171
Loans originated for sale	(3,375,905)	(2,063,850)
Loss on sale of investment securities	7,012	—
Life insurance death benefits	(4,514)	(169,069)
Increase in cash surrender value of bank-owned life insurance	(58,819)	(53,126)
Changes in:
Accrued interest receivable	(79,964)	(57,215)
Other assets	207,594	(24,745)
Other liabilities	395,865	39,680

Net cash (used in) provided by operating activities	(1,713,595)	1,302,483

Investing Activities
Purchases of available-for-sale securities	(2,306,536)	(6,402,241)
Proceeds from sales of available-for-sale securites	1,654,746	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,771,915	1,103,763
Principal repayments on securities held-to-maturity	83,316	101,252
Net change in loans	(12,296,339)	(5,074,840)
Purchase of premises and equipment	(295,309)	(382,742)
Proceeds from redemption of FHLB stock	320,000	215,100
Purchases of FHLB stock	(298,700)	—
Proceeds from sale of foreclosed real estate	18,000	—
Proceeds from death benefit of life insurance policies	4,514	—

Net cash used in investing activities	(11,344,393)	(10,439,708)

Financing Activities
Net (decrease) increase in deposit accounts	(11,942,895)	6,513,353
Proceeds from FHLB advances	13,500,000	—
Repayment of FHLB advances	(4,500,000)	(1,000,000)
Proceeds from issuance of common stock	7,915,501	—

Net cash provided by financing activities	4,972,606	5,513,353

Decrease in Cash and Cash Equivalents	(8,085,382)	(3,623,872)

Cash and Cash Equivalents, Beginning of Year	14,376,718	18,000,590

Cash and Cash Equivalents, End of Year	$6,291,336	$14,376,718

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$533,216	$265,929
Income taxes	171,979	211,663

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$72,000	$—

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Mercer Bancorp, Inc. (“Mercer Bancorp” or the “Company”) is a Maryland corporation incorporated on March 7, 2023, to serve as the bank holding company for Mercer Savings Bank (“Mercer Savings” or the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 26, 2023. In connection with the Conversion, Mercer Bancorp acquired 100% ownership of Mercer Savings and the Company offered and sold 972,970 shares of its common stock at $10.00 per share, for gross offering proceeds of $9,729,700. The cost of the conversion and issuance of common stock was approximately $1,496,000, which was deducted from the gross offering proceeds. Additionally, the Company contributed 50,000 shares to a newly formed charitable foundation. The Bank’s employee stock ownership plan (“ESOP”) purchased 81,838 shares of the common stock sold by the Company, which was equal to 8% of the 1,022,970 shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $4,117,000 of the net proceeds from the offering to the Bank, loaned $818,000 of the net proceeds to the ESOP and retained approximately $3,299,000 of the net proceeds.

Mercer Savings is an Ohio chartered stock bank engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial, home equity lines of credit and installment loans. Its operations are conducted through its four office locations in Celina, Fort Recovery and Greenville, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of and for the year ended September 30, 2023 include the accounts of Mercer Bancorp and its wholly-owned subsidiary, Mercer Savings. All intercompany transactions and balances have been eliminated in consolidation.

The financial statements as of and for the year ended September 30, 2022 represent the Bank only, as the conversion to stock form, including the formation of Mercer Bancorp, was completed on July 26, 2023. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2023 and 2022, none of the Company’s cash accounts at nonfederal government or nongovernmental agencies exceeded FDIC insurance limits. In March 2020, the Federal Reserve's board of directors

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

approved reducing the required reserve requirement ratios to zero percent, effectively eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in the required reserves does not have a defined timeframe and may be revised by the Federal Reserve's board in the future.

Interest-bearing Time Deposits in Banks

Interest-bearing time deposits have original maturities greater than one year at origination and are carried at cost.

Debt Securities

Debt securities held by the Company generally are classified and recorded in the financial statements as follows:

Classified as	Description	Recorded at
Held to maturity (“HTM”)	Certain debt securities that management has the positive intent and ability to hold to maturity	Amortized cost

Trading	Securities that are bought and held principally for the purpose of selling in the near term and, therefore, held for only a short period of time	Fair value, with changes in fair value included in earnings

Available for sale (“AFS”)	Securities not classified as HTM or trading	Fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss)

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

When the fair value of securities is below amortized cost, the Company’s accounting treatment for an other-than-temporary impairment (“OTTI”) is as follows:

Accounting Treatment for OTTI Components
Circumstances of Impairment	Credit	Remaining
Considerations	Component	Portion
Not intended for sale and more likely than not that the Bank will not have to sell before recovery of cost basis	Recognized in earnings	Recognized in other comprehensive income

Intended for sale or more likely than not that the Bank will be required to sell before recovery of cost basis	Recognized in earnings

For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

When a credit loss component is separately recognized in earnings, the amount is identified as the total of principal cash flows not expected to be received over the remaining term of the security, as projected based on cash flow projections.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The Company recognized no other-than-temporary impairments on debt securities in the years ended September 30, 2023 or 2022.

Loans Held for Sale

Mortgage and indirect auto loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Lender Risk Account (LRA)

The Federal Home Loan Bank (FHLB) requires institutions participating in its mortgage loan sales program to place a portion of the sale proceeds in a lender risk account. The LRA is maintained to offset any credit losses associated with loans sold to the FHLB by the participating institution as well as losses experienced by the overall loan pool should an individual institution’s LRA be fully exhausted. The loan sale agreements provide for the FHLB to begin distributions of the LRA funds to the Company after loan pools have had five years of payment history. After five years, the required LRA balance is recalculated at least annually and excess amounts are returned to the participating institutions.

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

The Bank recognizes a loan charge-off, or portion thereof, when management reasonably determines the amount of the loss. The Bank adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds for which the Bank can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment history and the probability of collecting scheduled principal and interest payments when due, based on the loan’s current payment status and the borrower’s financial condition, including available sources of cash flows. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is generally measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Bank utilizes the discounted cash flows to determine the level of impairment, the Bank includes the entire change in the present value of cash flows as a provision for loan losses.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectibility of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Bank, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows: building and improvements are 5-40 years; furniture and fixtures are 5-10 years; information technology-related equipment is 3-5 years.

Servicing Assets

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are included in other assets on the consolidated balance sheets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Bank later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No changes in valuation allowances have been reported on the income statements. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the consolidated income statement as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system and the transfer of the stock is substantially restricted. The required investment in the common stock is based on a predetermined formula. FHLB stock is carried at cost. FHLB stock is evaluated for impairment on an annual basis. The Bank’s investment in FHLB stock was not impaired at September 30, 2023 and 2022.

Bank Owned Life Insurance

The Bank has purchased life insurance on directors. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

At September 30, 2022, the Bank had no foreclosed residential real estate properties.

At September 30, 2023, the Bank had two consumer mortgage loans secured by residential real estate properties totaling $136,000 for which formal foreclosure proceedings are in process.

At September 30, 2022, the Bank had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (Accounting Standards Codification (“ASC”) 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.

The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

If necessary, the Company recognizes interest and penalties on income taxes as a component of income tax expense.

With a few exceptions, the Company is no longer subject to examination by tax authorities for calendar years before 2020. As of September 30, 2023 and 2022, the Company had no material uncertain income tax positions.

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the average fair value of shares as they are committed to be released to participant accounts.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Unallocated common shares held by the ESOP are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the year ended September 30, 2023.

Earnings per share is not meaningful to the fiscal year ended September 30, 2023, as the Company completed the stock offering and conversion to stock form on July 26, 2023.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and, if necessary, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income.

Accumulated other comprehensive loss consists solely of the cumulative unrealized gains and losses on available-for-sale securities, net of tax.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Revenue Recognition

The Company accounts for certain revenues in accordance with Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gain on sale of loans and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s in scope revenue from contracts with customers is recognized within other noninterest income.

Deposit Services. The Company generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, ATM fees, wire transfers and additional miscellaneous services provided at the request of the depositor.

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

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption. The new standard is effective for fiscal years beginning after December 15, 2022, or October 1, 2023 as to the Company, including interim periods within those fiscal years. The Company has finalized the methodology determination, software models, quantitative framework, and policies and procedures for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of CECL calculation, reviewing internal procedures, policies, and assumptions.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2023
U.S. Treasury securities	$999,565	$—	$(32,845)	$966,720
U.S. Government agencies	4,009,577	—	(184,807)	3,824,770
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,647,020	—	(414,789)	3,232,231
State and political subdivisions	3,882,574	—	(456,580)	3,425,994

	$12,538,736	$—	$(1,089,021)	$11,449,715

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2022
U.S. Treasury securities	$2,008,695	$—	$(84,242)	$1,924,453
U.S. Government agencies	4,025,948	—	(227,874)	3,798,074
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,191,085	—	(395,205)	3,795,880
State and political subdivisions	3,490,216	201	(436,629)	3,053,788

	$13,715,944	$201	$(1,143,950)	$12,572,195

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
September 30, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$147,291	$—	$(4,149)	$143,142

September 30, 2022
Mortgage-backed Government Sponsored Enterprises (GSEs)	$233,388	$—	$(5,304)	$228,084

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The amortized cost and fair value of available-for-sale securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
September 30, 2023
Within one year	$1,999,723	$1,955,480
One to five years	3,461,141	3,258,385
Five to ten years	—	—
After ten years	3,430,852	3,003,619
	8,891,716	8,217,484
Mortgage-backed GSEs	3,647,020	3,232,231
Totals	$12,538,736	$11,449,715

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $468,000 and $460,000 at September 30, 2023 and 2022, respectively.

Proceeds from sales of available for sale securities totaled approximately $1,655,000 during the fiscal year ended September 30, 2023, resulting in gross realized gains of $5,735 and gross realized losses of $12,747. There were no sales of securities during the fiscal year ended September 30, 2022.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 28 and 29 securities at September 30, 2023 and 2022, respectively, was approximately $11,450,000 and $12,572,000, which is approximately 100 percent and 98 percent, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and 2022:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$966,720	$(32,845)	$966,720	$(32,845)
U.S. Government agencies	—	—	3,824,770	(184,807)	3,824,770	(184,807)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	3,232,231	(414,789)	3,232,231	(414,789)
State and political subdivisions	1,481,544	(71,136)	1,944,450	(385,444)	3,425,994	(456,580)
	1,481,544	(71,136)	9,968,171	(1,017,885)	11,449,715	(1,089,021)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	143,142	(4,149)	143,142	(4,149)

Total temporarily impaired securities	$1,481,544	$(71,136)	$10,111,313	$(1,022,034)	$11,592,857	$(1,093,170)

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$1,924,453	$(84,242)	$1,924,453	$(84,242)
U.S. Government agencies	1,924,522	(98,137)	1,873,552	(129,737)	3,798,074	(227,874)
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,110,636	(291,370)	685,244	(103,835)	3,795,880	(395,205)
State and political subdivisions	2,822,544	(436,629)	—	—	2,822,544	(436,629)
	7,857,702	(826,136)	4,483,249	(317,814)	12,340,951	(1,143,950)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	228,071	(5,304)	—	—	228,071	(5,304)

Total temporarily impaired securities	$8,085,773	$(831,440)	$4,483,249	$(317,814)	$12,569,022	$(1,149,254)

U.S. Government Treasuries and Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2023 and 2022.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2023 and 2022.

Note 4:    Loans and Allowance for Loan Losses

Categories of loans were as follows:

	September 30,
	2023	2022
Real estate loans:
Residential	$74,561,278	$78,311,447
Multi-family	1,309,586	1,356,547
Agricultural	36,378,192	28,516,448
Commercial	2,311,882	1,790,159
Construction and land	5,082,863	3,609,744
Home equity line of credit (HELOC)	4,708,023	5,174,912
Commercial and industrial	1,801,569	1,833,194
Consumer	7,652,164	925,901

Total loans	133,805,557	121,518,352

Less:
Undisbursed loans in process	2,578,282	2,529,981
Net deferred loan fees	325,621	334,117
Allowance for loan losses	934,331	983,654

Net loans	$129,967,323	$117,670,600

Indirect auto loans included in the consumer loan category totaled approximately $6.8 million at September 30, 2023.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at September 30, 2023 and 2022, were approximately $19,667,000 and $21,123,000, respectively. At September 30, 2023 and 2022, the mortgage-servicing rights included in other assets on the balance sheets were approximately $132,000 and $140,000, respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The following tables present the activity in the allowance for loan losses based on portfolio segment for the years ended September 30, 2023 and 2022.

	Year Ended September 30, 2023
		Provision
	Balance	(credit)			Balance
	October 1, 2022	for loan losses	Charge-offs	Recoveries	September 30, 2023
Real estate loans:
Residential	$623,649	$163,934	$(49,353)	$—	$738,230
Multi-family	11,008	1,832	—	—	12,840
Agricultural	199,011	(125,403)	—	—	73,608
Commercial	10,801	(6,123)	—	—	4,678
Construction and land	35,292	14,543	—	—	49,835
Home equity line of credit (HELOC)	69,234	(54,945)	—	—	14,289
Commercial and industrial	12,086	(8,441)	—	—	3,645
Consumer	22,573	14,603	—	30	37,206

Total loans	$983,654	$—	$(49,353)	$30	$934,331

	Year Ended September 30, 2022
		Provision
	Balance	(credit)			Balance
	October 1, 2021	for loan losses	Charge-offs	Recoveries	September 30, 2022
Real estate loans:
Residential	$627,259	$(3,610)	$—	$—	$623,649
Multi-family	9,983	1,025	—	—	11,008
Agricultural	210,632	(11,621)	—	—	199,011
Commercial	12,491	(1,690)	—	—	10,801
Construction and land	31,908	3,384	—	—	35,292
Home equity line of credit (HELOC)	39,716	29,518	—	—	69,234
Commercial and industrial	12,255	(169)	—	—	12,086
Consumer	13,659	8,163	—	751	22,573

Total loans	$957,903	$25,000	$—	$751	$983,654

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2023 and 2022:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(In thousands)
September 30, 2023
Real estate loans:
Residential	$—	$738,230	$—	$74,561,278
Multi-family	—	12,840	—	1,309,586
Agricultural	—	73,608	—	36,378,192
Commercial	—	4,678	—	2,311,882
Construction and land	—	49,835	—	5,082,863
Home equity line of credit (HELOC)	—	14,289	—	4,708,023
Commercial and industrial	—	3,645	—	1,801,569
Consumer	—	37,206	—	7,652,164

Total loans	$—	$934,331	$—	$133,805,557

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(In thousands)
September 30, 2022
Real estate loans:
Residential	$—	$623,649	$—	$78,311,447
Multi-family	—	11,008	—	1,356,547
Agricultural	—	199,011	—	28,516,448
Commercial	—	10,801	—	1,790,159
Construction and land	—	35,292	—	3,609,744
Home equity line of credit (HELOC)	—	69,234	—	5,174,912
Commercial and industrial	—	12,086	—	1,833,194
Consumer	—	22,573	—	925,901

Total loans	$—	$983,654	$—	$121,518,352

The Company has adopted a standard loan grading system for all loans, as follows:

Pass. Loans of sufficient quality, which generally are protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

Special Mention. Loans have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Doubtful. Loans which have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss Loans considered uncollectible and of such little value that continuance as an asset without the establishment of a specific reserve is not warranted.

Risk characteristics of each loan portfolio segment are described as follows:

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate (both owner and non-owner occupied). The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers' employment. Management specifically considers unemployment and changes in real estate values in the Company's market area.

Multi-family Real Estate

These loans include loans on residential real estate secured by property with five or more units. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants' employment status. Management specifically considers unemployment and changes in real estate values in the Company's market area.

Agriculture Real Estate

These loans are primarily loans on farm ground and include loans secured by residential properties located on farm ground, but agricultural activities may not be the primary occupation of the borrowers. The main risks are changes in the value of the collateral and changes in the economy or borrowers' business operations. Management specifically considers unemployment and changes in real estate values in the Company's market area.

Commercial Real Estate

These loans are generally secured by owner-occupied commercial real estate including warehouses and offices. The main risks are changes in the value of the collateral and ability of borrowers to successfully conduct their business operations. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Construction and Land Real Estate

These loans include construction loans for 1-4 family residential and commercial properties (both owner and non-owner occupied) and first liens on land. The main risks for construction loans include uncertainties in estimating costs of construction and in estimating the market value of the completed project. The main risks for land loans are changes in the value of the collateral and stability of the local economic environment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

HELOC

These loans are generally secured by owner-occupied 1-4 family residences. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of September 30, 2023 and 2022, follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2023
Real estate loans:
Residential	$74,083,965	$—	$477,313	$—	$74,561,278
Multi-family	1,309,586	—	—	—	1,309,586
Agricultural	36,378,192	—	—	—	36,378,192
Commercial	2,311,882	—	—	—	2,311,882
Construction and land	5,082,863	—	—	—	5,082,863
Home equity line of credit (HELOC)	4,708,023	—	—	—	4,708,023
Commercial and industrial	1,801,569	—	—	—	1,801,569
Consumer	7,652,164	—	—	—	7,652,164

Total loans	$133,328,244	$—	$477,313	$—	$133,805,557

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2022
Real estate loans:
Residential	$77,964,201	$—	$347,246	$—	$78,311,447
Multi-family	1,356,547	—	—	—	1,356,547
Agricultural	28,516,448	—	—	—	28,516,448
Commercial	1,790,159	—	—	—	1,790,159
Construction and land	3,609,744	—	—	—	3,609,744
Home equity line of credit (HELOC)	5,174,912	—	—	—	5,174,912
Commercial and industrial	1,833,194	—	—	—	1,833,194
Consumer	923,401	—	2,500	—	925,901

Total loans	$121,168,606	$—	$349,746	$—	$121,518,352

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the years ended September 30, 2023 and 2022.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2023 and 2022:

	September 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$482,844	$332,929	$477,313	$1,293,086	$73,268,192	$74,561,278	$—
Multi-family	—	—	—	—	1,309,586	1,309,586	—
Agricultural	—	—	—	—	36,378,192	36,378,192	—
Commercial	—	—	—	—	2,311,882	2,311,882	—
Construction and land	—	—	—	—	5,082,863	5,082,863	—
Home equity line of credit (HELOC)	—	—	—	—	4,708,023	4,708,023	—
Commercial and industrial	—	—	—	—	1,801,569	1,801,569	—
Consumer	5,653	20,831	—	26,484	7,625,680	7,652,164	—

Total	$488,497	$353,760	$477,313	$1,319,570	$132,485,987	$133,805,557	$—

	September 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$270,843	$65,100	$347,246	$683,189	$77,628,258	$78,311,447	$—
Multi-family	—	—	—	—	1,356,547	1,356,547	—
Agricultural	—	—	—	—	28,516,448	28,516,448	—
Commercial	—	—	—	—	1,790,159	1,790,159	—
Construction and land	—	—	—	—	3,609,744	3,609,744	—
Home equity line of credit (HELOC)	143,983	—	—	143,983	5,030,929	5,174,912	—
Commercial and industrial	—	—	—	—	1,833,194	1,833,194	—
Consumer	—	—	2,500	2,500	923,401	925,901	—

Total	$414,826	$65,100	$349,746	$829,672	$120,688,680	$121,518,352	$—

The Company had no loans identified as impaired as of September 30, 2023 and 2022, and no loans identified as impaired during the years ended September 30, 2023 and 2022.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Nonaccrual loans at September 30, 2023 and 2022, were as follows:

	September 30,
	2023	2022

Residential real estate loans	$477,313	$347,246
Consumer	—	2,500

	$477,313	$349,746

There were no loans modified in a troubled debt restructuring during the years ended September 30, 2023 and 2022. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted during the years ended September 30, 2023 and 2022.

Note 5:    Premises and Equipment

Major classifications of premises and equipment, stated at cost, at September 30, 2023 and 2022, are as follows:

	September 30,
	2023	2022
Land	$483,570	$483,570
Buildings and improvements	4,261,697	4,247,815
Furniture and equipment	1,621,935	1,534,124

	6,367,202	6,265,509
Less accumulated depreciation	3,765,627	3,657,218

Net premises and equipment	$2,601,575	$2,608,291

Depreciation expense was approximately $302,000 and $190,000 for the years ended September 30, 2023 and 2022, respectively.

Note 6:    Time Deposits

Time deposits in denominations of $250,000 or more were $3,663,331 and $2,195,000 at September 30, 2023 and 2022, respectively.

At September 30, 2023, the scheduled maturities of time deposits were as follows:

September 30,
2023
Within one year	$26,619,426
One year to two years	4,246,879
Two years to three years	594,876
Three years to four years	405,846
Four years to five years	450,930

$32,317,957

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Note 7:    Borrowings

The Bank had Federal Home Loan Bank (FHLB) advances outstanding totaling $12,000,000 and $3,000,000 as of September 30, 2023 and 2022, respectively.

The Bank has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Bank and a blanket pledge of approximately $74,469,000 of its qualifying mortgage assets as of September 30, 2023.

Based on this collateral, the Bank was eligible to borrow up to a total of approximately $37,603,000 as of September 30, 2023.

Maturities of FHLB advances were as follows at September 30, 2023:

September 30,
2023
Within one year (weighted average rate 5.02%)	$11,000,000
One year to two years (weighted average rate 1.11%)	1,000,000

$12,000,000

At September 30 2023 and 2022, the Bank had a cash management line of credit agreement with the FHLB providing for additional borrowing of $10 million. The Bank had no outstanding borrowings on this line at September 30 2023 and 2022.

Note 8:    Income Taxes

The provision for income taxes includes these components for the years ended September 30, 2023 and 2022:

	September 30,
	2023	2022
Taxes currently payable	$326,960	$195,067
Deferred income taxes	(146,745)	(2,013)

Income tax expense	$180,215	$193,054

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

A reconciliation of the federal income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2023		2022
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Computed at statutory rate (21%)	$199,452	21.00%	$238,695	21.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(12,352)	(1.30)	(11,156)	(0.98)
Nontaxable interest income on municipal securities	(24,121)	(2.54)	(11,130)	(0.98)
Nontaxable life insurance death benefit	(948)	(0.10)	(35,504)	(3.12)
Other	18,184	1.91	12,150	1.06

Actual income tax expense	$180,215	18.97%	$193,054	16.98%

The composition of the Company’s net deferred tax assets and liabilities at September 30, 2023 and 2022, is as follows:

	2023	2022
Deferred tax assets
Allowance for loan losses	$202,051	$213,650
Accrued benefits	157,114	122,757
Unrealized losses on available-for-sale securities	228,694	240,187
Charitable contributions	92,946	—
Other	60,433	52,094

Deferred tax assets	741,238	628,688

Deferred tax liabilities
Depreciation	(121,554)	(62,832)
Federal Home Loan Bank stock dividends	(162,732)	(244,098)
Mortgage servicing rights	(28,593)	(30,402)
Other	(21,055)	(19,305)

Deferred tax liabilities	(333,934)	(356,637)

Net deferred tax asset	$407,304	$272,051

Retained earnings at each of September 30, 2023 and 2022, included approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $191,000 at September 30, 2023 and 2022.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Note 9:    Regulatory Matters

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023 and 2022, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2023, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2023
Total Capital
(to Risk-Weighted Assets)	$21,120	19.0%	$8,897	8.0%	$11,121	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,186	18.2%	$6,672	6.0%	$8,897	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,186	18.2%	$5,004	4.5%	$7,228	6.5%

Tier I Capital
(to Average Total Assets)	$20,186	13.1%	$6,158	4.0%	$7,697	5.0%

As of September 30, 2022
Total Capital
(to Risk-Weighted Assets)	$15,800	16.6%	$7,613	8.0%	$9,516	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$14,816	15.6%	$5,710	6.0%	$7,613	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$14,816	15.6%	$4,282	4.5%	$6,185	6.5%

Tier I Capital
(to Average Total Assets)	$14,816	9.7%	$6,106	4.0%	$7,632	5.0%

Note 10:    Related Party Transactions

The Bank had loans outstanding to certain of its executive officers, directors and their related interests. Activity in these loans for the years ended September 30, 2023 and 2022, is presented in the following table. Loan balances that are no longer considered part of a related party relationship are shown as other activity.

	For the Year Ended
	September 30,
	2023	2022
Balance at beginning of year	$1,111,400	$1,160,700

New borrowings	585,000	464,800

Repayments	(203,006)	(238,100)

Other	—	(276,000)

Balance at end of year	$1,493,394	$1,111,400

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Bank at September 30, 2023 and 2022, totaled approximately $478,000 and $640,000, respectively.

Note 11:    Employee Benefits

401(k) Plan

The Bank has a defined contribution 401(k) and profit sharing benefit plan covering substantially all employees. Employees are eligible to participate once they have reached age 21 and have completed one year of service. The Bank will make matching contributions up to 4 percent of an employee's compensation once the employee has completed 12 months of service. The Bank may make a discretionary profit sharing contribution to the plan each year. The Bank's expense for this plan totaled approximately $153,000 and $167,000 for the years ended September 30, 2023 and 2022, respectively.

Director Retirement Plan

The Bank maintains a plan to provide specified retirement benefits to each director upon their retirement from the Board. The director retirement plan expense for the years ended September 30, 2023 and 2022, was $44,000 and $72,000, respectively. The related accrued liability as of September 30, 2023 and 2022 was $445,000 and $565,000, respectively. The Bank purchased Flexible Premium Universal Life Insurance Policies to use as an informal funding vehicle for the expected future payments. The cash surrender value of these policies is reflected on the Company’s consolidated balance sheets.

Employee Stock Ownership Plan (ESOP)

In connection with the Conversion in July 2023, the Bank established a leveraged ESOP for eligible employees of the Bank. The ESOP trust purchased 81,838 shares of Company common stock at the initial public offering price of $10.00 per share financed by the 15-year term loan with the Company. The interest rate of the loan is 8.50% and the maturity date is December 31, 2037. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Bank recognizes expense based on the average fair value of the shares to be allocated to the ESOP participants.

No ESOP shares were allocated or committed to be released during the year ended September 30, 2023. The fair value of unallocated ESOP shares was $1,129,000 at September 30, 2023.

The Company recognized expense related to the ESOP totaling $30,000 during the year ended September 30, 2023.

Note 12:    Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and 2022:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
U.S. Treasury securities	$966,720	$966,720	$—	$—
U.S. Government agencies	3,824,770	—	3,824,770	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,232,231	—	3,232,231	—
State and political subdivisions	3,425,994	—	3,425,994	—

September 30, 2022
U.S. Treasury securities	$1,924,453	$1,924,453	$—	$—
U.S. Government agencies	3,798,074	—	3,798,074	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,795,880	—	3,795,880	—
State and political subdivisions	3,053,788	—	3,053,788	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the years ended September 30, 2023 and 2022.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Bank had no Level 3 securities.

Nonrecurring Measurements

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans, other real estate owned, and other repossessed assets. Other real estate owned is adjusted to fair value, less costs to sell, upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Other repossessed assets are valued at estimated sales prices, less costs to sell. The inputs for other real estate owned and other repossessed assets are considered to be Level 3.

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023:

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Foreclosed real estate	$54,000	$—	$—	$54,000

The fair value for foreclosed real estate has been estimated using appraisals performed by an independent third-party. A discount of 10% has been applied to the appraised value in determining the fair value used.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Cash and cash equivalents	$6,291,336	$6,291,336	$6,291,336	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	3,094,405	3,096,000	—	—	3,096,000
Loans, net	129,967,323	115,340,546	—	—	115,340,546
FHLB Stock	1,368,900	1,368,900	—	1,368,900	—
Bank owned life insurance	1,783,880	1,783,880	1,783,880	—	—
Accrued interest receivable	456,867	456,867	456,867	—	—

Financial liabilities:
Deposits	122,815,748	123,426,791	90,497,791	—	32,929,000
FHLB advances	12,000,000	12,001,000	—	12,001,000	—
Accrued interest payable	69,434	69,434	69,434	—	—

September 30, 2022
Financial assets:
Cash and cash equivalents	$14,376,718	$14,376,718	$14,376,718	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans, net	117,670,600	106,483,104	—	—	106,483,104
FHLB Stock	1,390,200	1,390,200	—	1,390,200	—
Bank owned life insurance	1,742,464	1,742,464	1,742,464	—	—
Accrued interest receivable	376,903	376,903	376,903	—	—

Financial liabilities:
Deposits	134,758,643	134,834,412	109,492,412	—	25,342,000
FHLB advances	3,000,000	3,003,000	—	3,003,000	—
Accrued interest payable	2,778	2,778	2,778	—	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Company’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristic of the financial instruments, or other factors. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

Note 13:    Commitments and Credit Risks

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	September 30,
	2023	2022

Commitments to originate loans	$2,717,974	$3,796,192
Undisbursed balance of loans closed	9,172,548	8,975,116

Total	$11,890,522	$12,771,308

Note 14:    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in consolidated shareholders’ equity, are as follows at September 30, 2023 and 2022:

Unrealized Gains
and Losses on
Available-for-
Sale Securities
Accumulated other comprehensive income at October 1, 2021	$46,428

Other comprehensive loss	(949,990)

Accumulated other comprehensive loss at September 30, 2022	(903,562)

Accumulated other comprehensive loss at October 1, 2022	$(903,562)

Other comprehensive income	37,697

Reclassification adjustment for realized loss on sale of securities	5,539

Accumulated other comprehensive loss at September 30, 2023	$(860,326)

Note 15:    Conversion to Stock Form

On March 3, 2023, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan was subject to the approval of the Federal Deposit Insurance Corporation and the State of Ohio Division of Financial Institutions and was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The Plan set forth that the Bank proposed to convert into a stock bank structure with the establishment of a stock holding company (Mercer Bancorp, Inc.), as parent of the Bank. The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to Mercer Bancorp, Inc. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering.

Mercer Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock was deducted from the sales proceeds of the offering.

At the completion of the conversion to stock form, the Bank established a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Mercer Bancorp, Inc.is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Mercer Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

December 29, 2023	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alvin B. Parmiter	President, Chief Executive Officer and Director	December 29, 2023
Alvin B. Parmiter	(Principal Executive Officer)

/s/Rick L. Ross	Treasurer	December 29, 2023
Rick L. Ross	(Principal Financial and Accounting Officer)

/s/David L. Keiser	Chairman of the Board of Directors	December 29, 2023
David L. Keiser

/s/ Kristin M. Fee	Vice Chair of the Board of Directors	December 29, 2023
Kristin M. Fee

/s/ Michael J. Boley	Director	December 29, 2023
Michael J. Boley

/s/ Jose W. Faller	Director	December 29, 2023
Jose W. Faller

/s/ Richard A. Mosier	Director	December 29, 2023
Richard A. Mosier