Form 10-Q
period 2023-12-31
Mercer Bancorp, Inc.
filed 2024-02-14
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

As of February 9, 2024. 1,022,970 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2023 (Unaudited) and September 30, 2023

	December 31,	September 30,
	2023	2023
Assets
Cash and due from banks	$2,238,904	$1,707,488
Interest-bearing deposits in other financial institutions	5,396,313	4,583,848
Cash and cash equivalents	7,635,217	6,291,336

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities, net of allowance for credit losses of $0 for December 31, 2023 and September 30, 2023	11,648,818	11,449,715
Held-to-maturity securities, net of allowance for credit losses of $0 for December 31, 2023 and September 30, 2023	133,551	147,291
Loans held for sale	5,236,643	3,094,405
Loans receivable	134,513,249	130,901,654
Allowance for credit losses	(966,593)	(934,331)
Net loans	133,546,656	129,967,323

Premises and equipment	2,553,121	2,601,575
Foreclosed real estate	54,000	54,000
Federal Home Loan Bank stock	1,474,700	1,368,900
Bank owned life insurance	1,794,889	1,783,880
Accrued interest receivable	528,479	456,867
Federal Home Loan Bank lender risk account	488,277	490,411
Deferred federal income taxes	303,690	407,304
Other assets	871,485	833,606

Total assets	$166,369,526	$159,046,613

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$50,192,283	$50,597,494
Savings and money market	39,239,103	39,900,297
Time	41,344,526	32,317,957

Total deposits	130,775,912	122,815,748

Advances from the Federal Home Loan Bank - short term	10,000,000	11,000,000
Advances from the Federal Home Loan Bank - long term	1,000,000	1,000,000
Directors plan liability	437,362	444,770
Accrued interest payable and other liabilities	782,555	1,001,470

Total liabilities	142,995,829	136,261,988

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,022,970 shares	10,229	10,229
Additional paid-in capital	8,739,993	8,723,652
Shares acquired by ESOP	(754,329)	(818,380)
Retained earnings	15,894,025	15,729,450
Accumulated other comprehensive loss	(516,221)	(860,326)

Total shareholders' equity	23,373,697	22,784,625

Total liabilities and shareholders' equity	$166,369,526	$159,046,613

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three months Ended December 31, 2023 and 2022

	Three Months Ended
	December 31,
	2023	2022
Interest Income
Loans	$1,716,117	$1,222,045
Investment securities	66,668	66,310
Interest-bearing deposits and other	94,720	105,406

Total interest income	1,877,505	1,393,761

Interest Expense
Deposits	329,666	48,609
Federal Home Loan Bank advances	166,288	7,209

Total interest expense	495,954	55,818

Net Interest Income	1,381,551	1,337,943

Provision for Credit Losses	—	—

Net Interest Income After Provision for Credit Losses	1,381,551	1,337,943

Noninterest Income
Service fees on deposits	83,252	75,915
Late charges and fees on loans	46,855	24,941
Loan servicing fees	11,986	10,066
Loss on sale of investments	-	(8,049)
Bank owned life insurance	15,555	14,381
Life insurance death benefits	-	4,515
Other income	3,954	5,552

Total noninterest income	161,602	127,321

Noninterest Expense
Salaries and employee benefits	615,555	535,960
Directors fees	22,425	20,175
Occupancy and equipment	123,975	112,993
Data processing fees	128,270	130,564
Franchise taxes	19,276	19,999
FDIC insurance premiums	17,059	10,264
Professional services	89,591	51,353
Deposit account services expense	73,514	60,997
Advertising	23,104	21,939
Loan expenses	69,183	19,880
Other	123,001	76,161

Total noninterest expense	1,304,953	1,060,285

Income before income taxes	238,200	404,979

Provision for income taxes	48,345	76,400

Net Income	$189,855	$328,579

Earnings per share - basic and diluted	$0.20	n/a

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three months Ended December 31, 2023 and 2022

	Three Months Ended
	December 31,
	2023	2022
Net income	$189,855	$328,579

Other comprehensive income:
Net unrealized gains on available-for-sale securities	435,576	170,128

Reclassification adjustment for realized loss on sales of securities	—	8,049

Tax expense	(91,471)	(37,417)

Other comprehensive income	344,105	140,760

Comprehensive income	$533,960	$469,339

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three months Ended December 31, 2023 and 2022

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired by	Retained	Comprehensive
	Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance at October 1, 2022	$—	$—	$—	$14,959,892	$(903,562)	$14,056,330

Net income	—	—	—	328,579	—	328,579

Other comprehensive income	—	—	—	—	140,760	140,760

Balance at December 31, 2022	$—	$—	$—	$15,288,471	$(762,802)	$14,525,669

Balance at October 1, 2023	$10,229	$8,723,652	$(818,380)	$15,729,450	$(860,326)	$22,784,625

Effect of adoption of ASC 326	—	—	—	(25,280)	—	(25,280)

Net income	—	—	—	189,855	—	189,855

ESOP shares allocated to participants	—	16,341	64,051	—	—	80,392

Other comprehensive income	—	—	—	—	344,105	344,105

Balance at December 31, 2023	$10,229	$8,739,993	$(754,329)	$15,894,025	$(516,221)	$23,373,697

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Three months Ended December 31, 2023 and 2022

	Three Months Ended
	December 31,
	2023	2022
Operating Activities
Net income	$189,855	$328,579
Items not requiring (providing) cash:
Depreciation and amortization	92,109	74,463
Amortization of premiums and discounts	7,731	15,962
Amortization of deferred loan fees	(15,836)	(17,635)
Deferred income taxes	18,863	4,116
Provision for credit losses	—	—
ESOP compensation expense	80,392	—
Loans originated for sale	(2,142,238)	(281,500)
Loss on sale of investment securities	—	8,049
Life insurance death benefits	—	(4,515)
Increase in cash surrender value of bank-owned life insurance	(11,009)	(14,381)
Changes in:
Accrued interest receivable	(71,612)	7,927
Other assets	(38,717)	102,613
Other liabilities	(226,323)	(98,385)

Net cash (used in) provided by operating activities	(2,116,785)	125,293

Investing Activities
Purchases of available-for-sale securities	(890,248)	(1,273,478)
Proceeds from sales of available-for-sale securites	—	519,438
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,119,365	160,050
Principal repayments on securities held-to-maturity	13,365	20,318
Net change in loans	(3,595,497)	(159,935)
Purchase of premises and equipment	(40,683)	(65,835)
Proceeds from redemption of FHLB stock	(105,800)	—
Proceeds from sale of foreclosed real estate	—	18,000
Proceeds from death benefit of life insurance policies	—	541,987

Net cash used in investing activities	(3,499,498)	(239,455)

Financing Activities
Net (decrease) increase in deposit accounts	7,960,164	(7,059,795)
Proceeds from FHLB advances - short term	15,000,000	—
Repayment of FHLB advances - short term	(16,000,000)	—

Net cash provided by (used in) financing activities	6,960,164	(7,059,795)

Increase (Decrease) in Cash and Cash Equivalents	1,343,881	(7,173,957)

Cash and Cash Equivalents, Beginning of Period	6,291,336	14,376,718

Cash and Cash Equivalents, End of Period	$7,635,217	$7,202,761

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$435,208	$55,894
Income taxes	—	—

Non Cash Activies:
Effect of adoption of ASC 326	$32,000	$0

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of December 31, 2023, and for the interim three months periods ended December 31, 2023 and 2022 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three months ended December 31, 2023 are not necessarily indicative of the results to be obtained for a full year.

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

Mercer Savings Bank (“Bank”) is an Ohio chartered stock bank engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, agricultural, commercial, home equity lines of credit and installment loans, and indirect automobile loans. Its operations are conducted through its four office locations in Celina, Ft. Recovery and Greenville, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of and for the three months ended December 31, 2023, include the accounts of Mercer Bancorp, Inc. and its wholly-owned subsidiary, the Bank. All intercompany transactions and balances have been eliminated in consolidation.

The financial statements as of and for the three months ended December 31, 2022, represent the Bank only, as the conversion to stock form, including the formation of Mercer Bancorp, Inc., was completed on July 26, 2023. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of mortgage servicing rights and deferred tax assets and fair values of financial instruments.

Loans Held for Sale

Mortgage and indirect auto loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for unearned income, charge-offs, the allowance for credit losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

When cash payments are received on individually evaluated loans, the Bank records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Loans to borrowers experiencing financial difficulties that have been modified recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Allowance for Credit Losses

The Company adopted ASU No. 2016-13 using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures effective October 1, 2023. Results for the period beginning after October 1, 2023 are presented under ASU No. 2016-13, while prior period amounts are reported in accordance with the previously applicable accounting standards.

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.  Management concluded that no allowance for credit losses was required on available-for-sale securities at October 1, 2023 and December 31, 2023.

Accrued interest receivable on available-for-sale debt securities totaled $53,536 at December 31, 2023 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S.  government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.  Management concluded that no allowance for credit losses was required on held-to-maturity securities at October 1, 2023 and December 31, 2023.

Accrued interest receivable on held-to-maturity debt securities totaled $538 at December 31, 2023 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

The allowance for credit losses (ACL) is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged off and expected to be charged off. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

Management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.  Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts provide the basis for the quantitatively modeled estimates of expected credit losses.  The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model.  These adjustments are commonly known as the qualitative factors.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The ACL is measured on a collective (pool) basis when similar risk characteristics exist.  The Company uses the average historical loss method to measure the quantitative portion of the ACL over the forecast and reversion periods.

Loans that do not share risk characteristics are evaluated on an individual basis.  Loans evaluated individually are not also included in the collective evaluation.  When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. Management concluded that no allowance for credit losses was required on unfunded commitments at October 1, 2023 and December 31, 2023.

Prior to October 1, 2023, the Company calculated the allowance for loan losses under the probable incurred methodology.

For periods prior to October 1, 2023 the allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

For periods prior to October 1, 2023 the allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the prior three years. Management believes the three-year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the three months ended December 31, 2023.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Earnings per share is not applicable to the three months ended December 31, 2022, as the Company completed the stock offering and conversion to stock form on July 26, 2023.

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

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption. The new standard was effective for fiscal years beginning after December 15, 2022, or October 1, 2023 as to the Company, including interim periods within those fiscal years.

The Company adopted the new standard effective October 1, 2023, which resulted in a $32,000 increase to the allowance for credit losses and a charge, net of tax, of $25,280 to retained earnings.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
December 31, 2023
U.S. Treasury securities	$999,740	$—	$(19,740)	$980,000
U.S. Government agencies	3,410,444	—	(117,860)	3,292,584
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,008,229	—	(304,911)	3,703,318
State and political subdivisions	3,883,850	41,437	(252,371)	3,672,916

	$12,302,263	$41,437	$(694,882)	$11,648,818

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2023
U.S. Treasury securities	$999,565	$—	$(32,845)	$966,720
U.S. Government agencies	4,009,577	—	(184,807)	3,824,770
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,647,020	—	(414,789)	3,232,231
State and political subdivisions	3,882,574	—	(456,580)	3,425,994

	$12,538,736	$—	$(1,089,021)	$11,449,715

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
December 31, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$133,551	$—	$(3,183)	$130,368

September 30, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$147,291	$—	$(4,149)	$143,142

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company had no allowance for credit losses on available-for-sale and held-to maturity securities at December 31, 2023.

The amortized cost and fair value of available-for-sale securities at December 31, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
December 31, 2023
Within one year	$999,740	$980,000
One to five years	3,460,803	3,323,495
Five to ten years	404,999	404,453
After ten years	3,428,492	3,237,552
	8,294,034	7,945,500
Mortgage-backed GSEs	4,008,229	3,703,318
Totals	$12,302,263	$11,648,818

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $476,000 and $468,000 at December 31, 2023 and September 30, 2023, respectively.

Proceeds from sales of available for sale securities totaled $519,000 during the three months ended December 31, 2022, resulting in gross realized losses of $8,049. There were no sales of securities during the three-month period ended December 31, 2023.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 19 securities at December 31, 2023 and 23 securities at September 30, 2023, was approximately $9,569,000 and $11,450,000 or 83 percent and 100 percent, respectively, of the fair value of the Bank’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and September 30, 2023:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$980,000	$(19,740)	$980,000	$(19,740)
U.S. Government agencies	404,453	(545)	2,888,130	(117,315)	3,292,583	(117,860)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	3,217,524	(304,911)	3,217,524	(304,911)
State and political subdivisions	—	—	2,078,985	(252,371)	2,078,985	(252,371)

Total temporarily impaired securities	$404,453	$(545)	$9,164,639	$(694,337)	$9,569,092	$(694,882)

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$966,720	$(32,845)	$966,720	$(32,845)
U.S. Government agencies	—	—	3,824,770	(184,807)	3,824,770	(184,807)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	3,232,231	(414,789)	3,232,231	(414,789)
State and political subdivisions	1,481,544	(71,136)	1,944,450	(385,444)	3,425,994	(456,580)
	1,481,544	(71,136)	9,968,171	(1,017,885)	11,449,715	(1,089,021)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	143,142	(4,149)	143,142	(4,149)

Total temporarily impaired securities	$1,481,544	$(71,136)	$10,111,313	$(1,022,034)	$11,592,857	$(1,093,170)

U.S. Government Treasuries and Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Bank typically does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank has not established an allowance for credit losses for these securities at December 31, 2023.

Mortgage-backed GSEs

The unrealized losses on the Bank’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Bank expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Bank typically does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank has not established an allowance for credit losses for these securities at December 31, 2023.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	December 31,	September 30,
	2023	2023
Real estate loans:
Residential	$73,290,421	$74,561,278
Multi-family	1,297,142	1,309,586
Agricultural	40,949,888	36,378,192
Commercial	2,221,381	2,311,882
Construction and land	4,269,565	5,082,863
Home equity line of credit (HELOC)	4,871,656	4,708,023
Commercial and industrial	1,790,942	1,801,569
Consumer	7,710,352	7,652,164

Total loans	136,401,347	133,805,557

Less:
Undisbursed loans in process	1,563,513	2,578,282
Net deferred loan fees	324,585	325,621
Allowance for credit losses	966,593	934,331

Net loans	$133,546,656	$129,967,323

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at December 31, 2023 and September 30, 2023, were approximately $19,219,000 and $19,667,000 respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company adopted ASU 2016-13 effective October 1,2023, which required implementation of the current expected credit loss (CECL) model in estimating the allowance for credit losses (ACL) valuation account. The implementation of the new standard resulted in a $32,000 increase to the overall balance of the Company’s allowance for credit losses (ACL). The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31, 2023
		Effect of	Provision
	Balance	adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	December 31, 2023
Real estate loans:
Residential	$738,230	$32,000	$7,412	$—	$—	$777,642
Multi-family	12,840	—	(10,198)	—	—	2,642
Agricultural	73,608	—	9,801	—	—	83,409
Commercial	4,678	—	(153)	—	—	4,525
Construction and land	49,835	—	(9,550)	—	—	40,285
Home equity line of credit (HELOC)	14,289	—	595	—	—	14,884
Commercial and industrial	3,645	—	3	—	—	3,648
Consumer	37,206	—	2,090	—	262	39,558

Total loans	$934,331	$32,000	$—	$—	$262	$966,593

	Three Months Ended December 31, 2022
		Provision
	Balance	(credit)			Balance
	October 1, 2022	for loan losses	Charge-offs	Recoveries	December 31, 2022
Real estate loans:
Residential	$623,649	$58,838	$(22,809)	$—	$659,678
Multi-family	11,008	1,669	—	—	12,677
Agricultural	199,011	(45,091)	—	—	153,920
Commercial	10,801	(1,731)	—	—	9,070
Construction and land	35,292	3,515	—	—	38,807
Home equity line of credit (HELOC)	69,234	(22,170)	—	—	47,064
Commercial and industrial	12,086	(3,079)	—	—	9,007
Consumer	22,573	8,049	—	—	30,622

Total loans	$983,654	$—	$(22,809)	$—	$960,845

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2023 and September 30, 2023:

	Allowance for credit losses		Loans
	Ending balance, evaluated for expected credit losses		Ending balance, evaluated for expected credit losses
	Individually	Collectively	Individually	Collectively

	(In thousands)
December 31, 2023
Real estate loans:
Residential	$—	$777,642	$593,206	$72,697,215
Multi-family	—	2,642	—	1,297,142
Agricultural	—	83,409	—	40,949,888
Commercial	—	4,525	—	2,221,381
Construction and land	—	40,285	—	4,269,565
Home equity line of credit (HELOC)	—	14,884	—	4,871,656
Commercial and industrial	—	3,648	—	1,790,942
Consumer	—	39,558	20,831	7,710,352

Total loans	$—	$966,593	$614,037	$135,808,141

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively
September 30, 2023
Real estate loans:
Residential	$—	$738,230	$—	$74,561,278
Multi-family	—	12,840	—	1,309,586
Agricultural	—	73,608	—	36,378,192
Commercial	—	4,678	—	2,311,882
Construction and land	—	49,835	—	5,082,863
Home equity line of credit (HELOC)	—	14,289	—	4,708,023
Commercial and industrial	—	3,645	—	1,801,569
Consumer	—	37,206	—	7,652,164

Total loans	$—	$934,331	$—	$133,805,557

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of December 31, 2023 and September 30, 2023, follows:

	Term Loans Amortized Costs Basis by Origination Year
		For The Years Ending September 30,
	12/31/2023	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023
Commercial real estate
Risk Rating
Pass	$-	$-	$1,482,676	$500,008	$-	$-	$238,697	$2,221,381
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,482,676	$500,008	$-	$-	$238,697	$2,221,381

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$44,800	$3,991,745	$71,092	$71,266	$51,998	$12,996	$25,667	$4,269,565
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$44,800	$3,991,745	$71,092	$71,266	$51,998	$12,996	$25,667	$4,269,565

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$54,439	$190,422	$273,947	$228,281	$622,114	$62,519	$359,221	$1,790,942
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$54,439	$190,422	$273,947	$228,281	$622,114	$62,519	$359,221	$1,790,942

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$973,664	$-	$-	$175,906	$147,573	$1,297,142
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$973,664	$-	$-	$175,906	$147,573	$1,297,142

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Term Loans Amortized Costs Basis by Origination Year
		For The Years Ending September 30,
	12/31/2023	2023	2022	2021	2020	2019	Prior	Total

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$4,775,232	$12,938,459	$9,300,846	$6,057,543	$4,262,134	$562,180	$3,053,495	$40,949,888
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,775,232	$12,938,459	$9,300,846	$6,057,543	$4,262,134	$562,180	$3,053,495	$40,949,888

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$4,874,470	$17,120,626	$12,102,225	$6,857,098	$4,936,246	$813,601	$3,824,652	$50,528,918
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$4,874,470	$17,120,626	$12,102,225	$6,857,098	$4,936,246	$813,601	$3,824,652	$50,528,918

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2023
Real estate loans:
Residential	$74,083,965	$—	$477,313	$—	$74,561,278
Multi-family	1,309,586	—	—	—	1,309,586
Agricultural	36,378,192	—	—	—	36,378,192
Commercial	2,311,882	—	—	—	2,311,882
Construction and land	5,082,863	—	—	—	5,082,863
Home equity line of credit (HELOC)	4,708,023	—	—	—	4,708,023
Commercial and industrial	1,801,569	—	—	—	1,801,569
Consumer	7,652,164	—	—	—	7,652,164

Total loans	$133,328,244	$—	$477,313	$—	$133,805,557

The Bank monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year
		For The Years Ending September 30,
	12/31/2023	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023
Residential real estate
Payment Performance
Performing	$1,005,224	$4,910,086	$16,268,568	$20,198,257	$7,005,759	$2,868,168	$20,441,155	$72,697,215
Nonperforming	-	-	-	304,134	-	-	289,072	593,206
Total	$1,005,224	$4,910,086	$16,268,568	$20,502,391	$7,005,759	$2,868,168	$20,730,227	$73,290,421

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Home equity
Payment Performance
Performing	$241,084	$975,922	$1,436,397	$781,686	$514,490	$298,614	$623,463	$4,871,656
Nonperforming	-	-	-	-	-	-	-	-
Total	$241,084	$975,922	$1,436,397	$781,686	$514,490	$298,614	$623,463	$4,871,656

Home equity
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$2,803	$7,216,482	$249,309	$82,971	$84,847	$35,500	$17,610	$7,689,521
Nonperforming	-	20,831	-	-	-	-	-	20,831
Total	$2,803	$7,237,313	$249,309	$82,971	$84,847	$35,500	$17,610	$7,710,352

Consumer
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Payment Performance
Performing	$1,249,111	$13,102,489	$17,954,273	$21,062,914	$7,605,096	$3,202,282	$21,082,227	$85,258,392
Nonperforming	-	20,831	-	304,134	-	-	289,072	614,037
Total	$1,249,111	$13,123,320	$17,954,273	$21,367,048	$7,605,096	$3,202,282	$21,371,299	$85,872,429

The Bank evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended December 31, 2023 or the year ended September 30, 2023.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2023 and September 30, 2023:

	December 31, 2023
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Real estate loans:
Residential	$484,091	$296,092	$593,206	$1,373,389	$71,917,032	$73,290,421
Multi-family	—	—	—	—	1,297,142	1,297,142
Agricultural	—	—	—	—	40,949,888	40,949,888
Commercial	—	—	—	—	2,221,381	2,221,381
Construction and land	—	—	—	—	4,269,565	4,269,565
Home equity line of credit (HELOC)	—	—	—	—	4,871,656	4,871,656
Commercial and industrial	—	—	—	—	1,790,942	1,790,942
Consumer	121,834	4,919	20,831	147,584	7,562,768	7,710,352

Total	$605,925	$301,011	$614,037	$1,520,973	$134,880,374	$136,401,347

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	September 30, 2023
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Real estate loans:
Residential	$482,844	$332,929	$477,313	$1,293,086	$73,268,192	$74,561,278
Multi-family	—	—	—	—	1,309,586	1,309,586
Agricultural	—	—	—	—	36,378,192	36,378,192
Commercial	—	—	—	—	2,311,882	2,311,882
Construction and land	—	—	—	—	5,082,863	5,082,863
Home equity line of credit (HELOC)	—	—	—	—	4,708,023	4,708,023
Commercial and industrial	—	—	—	—	1,801,569	1,801,569
Consumer	5,653	20,831	—	26,484	7,625,680	7,652,164

Total	$488,497	$353,760	$477,313	$1,319,570	$132,485,987	$133,805,557

The Bank had no loans identified as collateral dependent as of December 31, 2023 and no loans identified as individually evaluated during the year ended September 30, 2023.

Nonaccrual loans with no allowance for credit losses at December 31, 2023 and September 30, 2023, were as follows:

	December 31,	September 30,
	2023	2023
Residential real estate loans	$593,206	$477,313
Consumer	20,831	—

	$614,037	$477,313

There were no loans modified for borrowers experiencing financial difficulty during the three months ended December 31, 2023 and 2022 and during the year ended September 30, 2023. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the three months ended December 31, 2023 and 2022 and during the year ended September 30, 2023.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2023 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2023
Total Capital
(to Risk-Weighted Assets)	$21,239	18.1%	$9,400	8.0%	$11,750	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,272	17.3%	$7,050	6.0%	$9,400	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,272	17.3%	$5,287	4.5%	$7,637	6.5%

Tier I Capital
(to Average Total Assets)	$20,272	12.4%	$6,555	4.0%	$8,194	5.0%

As of September 30, 2023
Total Capital
(to Risk-Weighted Assets)	$21,120	19.0%	$8,897	8.0%	$11,121	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,186	18.2%	$6,672	6.0%	$8,897	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,186	18.2%	$5,004	4.5%	$7,228	6.5%

Tier I Capital
(to Average Total Assets)	$20,186	13.1%	$6,158	4.0%	$7,697	5.0%

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and September 30, 2023:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
U.S. Treasury securities	$980,000	$980,000	$—	$—
U.S. Government agencies	3,292,584	—	3,292,584	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,703,318	—	3,703,318	—
State and political subdivisions	3,672,916	—	3,672,916	—

September 30, 2023
U.S. Treasury securities	$966,720	$966,720	$—	$—
U.S. Government agencies	3,824,770	—	3,824,770	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,232,231	—	3,232,231	—
State and political subdivisions	3,425,994	—	3,425,994	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended December 31, 2023 and the year ended September 30, 2023.

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

Nonrecurring Measurements

The Bank had no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and September 30, 2023.

24

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The estimated fair values of the Bank’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$7,635,217	$7,635,217	$7,635,217	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	5,236,643	5,236,643	—	—	5,236,643
Loans, net	133,546,656	122,830,501	—	—	122,830,501
FHLB Stock	1,474,700	1,474,700	—	1,474,700	—
Bank owned life insurance	1,794,889	1,794,889	1,794,889	—	—
Accrued interest receivable	528,479	528,479	528,479	—	—

Financial liabilities:
Deposits	130,775,912	132,266,386	89,431,386	—	42,835,000
FHLB advances	11,000,000	11,000,000	—	11,000,000	—
Accrued interest payable	130,180	130,180	130,180	—	—

September 30, 2023
Financial assets:
Cash and cash equivalents	$6,291,336	$6,291,336	$6,291,336	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	3,096,000	3,096,000			3,096,000
Loans, net	129,967,323	115,340,546	—	—	115,340,546
FHLB Stock	1,368,900	1,368,900	—	1,368,900	—
Bank owned life insurance	1,783,880	1,783,880	1,783,880	—	—
Accrued interest receivable	456,867	456,867	456,867	—	—

Financial liabilities:
Deposits	122,815,748	123,426,791	90,497,791	—	32,929,000
FHLB advances	12,000,000	12,001,000	—	12,001,000	—
Accrued interest payable	69,434	69,434	69,434	—	—

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

25

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	December 31,	September 30,
	2023	2023
Commitments to originate loans	$2,622,992	$2,717,974
Undisbursed balance of loans closed	8,469,628	9,172,548

Total	$11,092,620	$11,890,522

Note 8 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released.

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended
December 31,
2023

Net income	$189,855

Weighted-average shares issued	1,022,970
Less weighted-average unearned ESOP shares	(81,779)

Weighted-average shares outstanding	941,191

Earnings per share - basic and diluted	$0.20

Note 9:    Conversion to Stock Form

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

26

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

27

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2023 as filed with the SEC on December 29, 2023.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary policy;
●	changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits, including the percentage of uninsured deposits in our portfolio;

●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and

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

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover inherent credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses which is charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

The Company adopted Accounting Standards Update No. 2016-13 Current Expected Credit Losses (CECL), effective October 1, 2023, as required. The adoption of CECL resulted in a $32,000 increase in the level of the allowance for credit losses.

Management performs a quarterly evaluation of the allowance for credit losses (ACL). Management’s determination of the adequacy of the ACL is based on the assessment of the expected credit losses on loans over the expected life of the loan. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

In accordance with the provisions of the accounting standards under CECL, management estimates the ACL balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts, provide the basis for the quantitatively modeled estimates of expected credit losses. The Company adjusts its quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company uses the average historical loss method to measure the quantitative portion of the ACL over the forecast and reversion periods.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Prior to October 1, 2023, the Company calculated the allowance for loan losses under the probable incurred methodology. Using this methodology, the analysis had two components, specific and general allowances. The specific percentage allowance was for unconfirmed losses related to loans that were determined to be impaired. Impairment was measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan was less than the loan’s carrying value, a charge was recorded for the difference.

The general allowance, which was for loans reviewed collectively, was determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyzed historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis established historical loss percentages and qualitative factors that were applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that were reviewed collectively. The qualitative component was critical in determining the allowance for loan losses as certain trends may have indicated the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could have misstated the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established at December 31, 2023 and September 30, 2023, which could result in a material negative effect on our financial results.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 6 of the Financial Statements — “Disclosures About Fair Value of Assets and Liabilities.”

Comparison of Financial Condition at December 31, 2023 and September 30, 2023

Total Assets. Total assets were $166.4 million at December 31, 2023, an increase of $7.3 million, or 4.6%, from September 30, 2023. The increase was primarily comprised of an increase in loans and loans held for sale of $5.7 million, and an increase in cash and cash equivalents of $1.3 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $1.3 million, or 21.4%, to $7.6 million at December 31, 2023 from $6.3 million at September 30, 2023. The increase was due primarily to an increase in deposits during the three months ended December 31, 2023.

Investment Securities. Investment securities available for sale and held to maturity increased $185,000, or 1.7%, to $11.8 million at December 31, 2023, from $11.6 million at September 30, 2023. During the three months ended December 31, 2023, securities purchases of $890,000 were more than offset by calls, maturities and repayments of $1.1 million, while the fair value of available for sale securities increased by $436,000.

The yield on investment securities was 2.13% for the three months ended December 31, 2023, compared to 1.83% for the three months ended December 31, 2022, reflecting the higher market interest rate environment.

Loans Held for Sale. Loans held for sale increased by $2.1 million, or 69.2% to $5.2 million at December 31, 2023 compared to $3.1 million at September 30, 2023. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. No sales of auto loans occurred during the three months ended December 31, 2023.

Net Loans. Net loans increased by $3.6 million, or 2.8%, to $133.5 million at December 31, 2023 from $130.0 million at September 30, 2023. During the three months ended December 31, 2023, agricultural real estate loans increased $4.6 million, or 12.6%, to $40.9 million at December 31, 2023, while residential real estate loans decreased

$1.3 million, or 1.7%, to $73.3 million at December 31, 2023, from $74.6 million at September 30, 2023 and construction and land loans decreased $813,000, or 16.0%, to $4.3 million at December 31, 2023.

The Bank’s loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, through as continued emphasis primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Deposits. Deposits increased by $8.0 million, or 6.5%, to $130.8 million at December 31, 2023 from $122.8 million at September 30, 2023. Core deposits decreased $1.1 million, or 1.2%, to $89.4 million at December 31, 2023 from $90.5 million at September 30, 2023. Certificates of deposit increased $9.0 million, or 27.9%, to $41.3 million at December 31, 2023 from $32.3 million at September 30, 2023. The increase in certificates of deposit was a result of depositors’ transfer of funds from lower-yielding accounts as well as a $5.0 million increase in brokered deposits during the quarter. The decrease in core deposits was due primarily to these transfers to certificates of deposit.

During the three months ended December 31, 2023, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $11.0 million at December 31, 2023, a decrease of $1.0 million, or 8.3%, from the $12.0 million balance at September 30, 2023. Advances totaling $10.0 million are scheduled to mature within one year from December 31, 2023.

Shareholders’ Equity. Shareholders’ equity increased $589,000, or 2.6%, to $23.4 million at December 31, 2023, from $22.8 million at September 30, 2023. The increase resulted primarily from net income of $190,000 and a $344,000 increase to equity through the accumulated other comprehensive loss resulting from lower market interest rates during the quarter.

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

	For the Three Months Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$127,025	$1,716	5.40%	$118,826	$1,222	4.11%
Taxable securities	8,705	37	1.70	10,366	41	1.58
Tax-exempt securities	3,883	30	3.09	4,047	25	2.47
Interest-earning deposits and other	8,106	95	4.69	10,834	106	3.91
Total interest-earning assets	147,719	1,878	5.09	144,073	1,394	3.87
Noninterest-earning assets	19,141			6,193
Allowance for loan losses	(958)			(972)
Total assets	$165,902			$149,294

Interest-bearing liabilities:
Interest-bearing demand deposits	$34,164	6	0.07%	$44,897	3	0.03%
Savings deposits	39,401	5	0.05	45,272	8	0.07
Certificates of deposit	37,912	319	3.37	24,208	38	0.63
Total interest-bearing deposits	111,477	330	1.18	114,377	49	0.17
Federal Home Loan Bank advances	13,000	166	5.11	3,000	7	0.93
Total interest-bearing liabilities	124,477	496	1.59	117,377	56	0.19
Noninterest-bearing demand deposits	16,142			16,655
Other noninterest-bearing liabilities	3,212			1,094
Total liabilities	143,831			135,126
Equity	22,071			14,168
Total liabilities and equity	$165,902			$149,294
Net interest income		$1,382			$1,338
Net interest rate spread (2)			3.50%			3.68%
Net interest-earning assets (3)	$23,242			$26,696
Net interest margin (4)			3.74%			3.71%
Average interest-earning assets to interest-bearing liabilities	118.67%			122.74%

(1)	Net deferred fee income included in interest earned on loans totaled $16,000 and $18,000 for the three months ended December 31, 2023 and 2022, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	December 31, 2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$89	$405	$494
Taxable securities	(7)	3	(4)
Tax-exempt securities	(1)	6	5
Other interest-earning assets	(30)	19	(11)
Total interest-earning assets	51	433	484

Interest-bearing liabilities:
Interest-bearing demand	(1)	4	3
Savings accounts	(1)	(2)	(3)
Certificates of deposit	33	248	281
Total deposits	31	250	281
Federal Home Loan Bank advances	68	91	159
Total interest-bearing liabilities	99	341	440

Change in net interest income	$(48)	$92	$44

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

General. Net income for the three months ended December 31, 2023 was $190,000, a decrease of $139,000, or 42.2%, compared to $329,000 for the three months ended December 31, 2022. The decrease in net income was primarily due to a $245,000 increase in noninterest expenses, which was partially offset by a $44,000 increase in net interest income, a $34,000 increase in noninterest income and a $28,000 decrease in income taxes.

Interest Income. Interest income increased $484,000, or 34.7%, to $1.9 million for the three months ended December 31, 2023 from $1.4 million for the three months ended December 31, 2022. This increase was attributable to a $494,000, or 40.4%, increase in interest on loans receivable, partially offset by an $11,000, or 10.1%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended December 31, 2023 increased by $8.2 million, or 6.9%, from the balance for the three months ended December 31, 2022, while the average yield on loans increased by 129 basis points to 5.40% for the three months ended December 31, 2023 from 4.11% for the three months ended December 31, 2022, reflecting the higher interest rate environment period to period.

The average balance of investment securities decreased $1.8 million to $12.6 million for the three months ended December 31, 2023 from $14.4 million for the three months ended December 31, 2022, while the average yield on investment securities increased by 30 basis points to 2.13% for the three months ended December 31, 2023 from 1.83% for the three months ended December 31, 2022.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $11,000, or 10.1%, for the three months ended December 31, 2023, due to a decrease in the average balance of $2.7 million, partially offset by an increase in the average yield of 78 basis points, to 4.69% for the three months ended December 31, 2023 from 3.91% for the three months ended December 31, 2022. The increase in average yield was due to the increase in interest rates in the overall economy during the periods.

Interest Expense. Total interest expense increased $440,000, or 788.5%, to $496,000 for the three months ended December 31, 2023 from $56,000 for the three months ended December 31, 2022. Interest expense on deposits increased $281,000, or 578.2%, due primarily to an increase of 101 basis points in the average cost of deposits to 1.18% for the three months ended December 31, 2023 from 0.17% for the three months ended December 31, 2022, which was partially offset by a decrease of $2.9 million, or 2.5%, in the average balance of interest-bearing deposits to $111.5 million for the three months ended December 31, 2023 from $114.4 million for the three months ended December 31, 2022.

Interest expense on borrowings increased $159,000, or 2,206%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was due to a 418 basis point increase in the weighted-average rate, to 5.11% for the three months ended December 31, 2023 and a $10.0 million increase in the average balance outstanding, to $13.0 million for the three months ended December 31, 2023 from $3.0 million for the three months ended December 31, 2022.

Net Interest Income. Net interest income increased $44,000, or 3.3%, to $1.4 million for the three months ended December 31, 2023 compared to $1.3 million for the three months ended December 31, 2022. The increase reflected an increase in the net interest margin to 3.74% for the three months ended December 31, 2023 from 3.71% for the three months ended December 31, 2022, while the average net interest earning assets decreased $3.5 million year to year. The net interest margin was impacted by a series of interest rate increases in the economy during 2023 and 2022.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” management determined that a provision for credit losses was not required for either of the three month periods ended December 31, 2023 and 2022. The allowance for credit losses was $967,000 at December 31, 2023 and $934,000 at September 30, 2023 and represented 0.70% of total loans at both December 31, 2023 and September 30, 2023. The increase in the allowance for credit losses during the three months ended December 31, 2023, was due to the adoption of ASU 2016-13 effective October 1, 2023, which resulted in an increase of $32,000 to the allowance. The determination over the adequacy of the allowance for credit losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $477,000 at December 31, 2023, compared to $350,000 at September 30, 2023. Classified loans totaled $477,000 at December 31, 2023, compared to $350,000 at September 30, 2023, and total loans past due greater than 30 days were $1.3 million and $830,000 at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 195.7% at December 31, 2023 compared to 281.2% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover inherent credit losses in the loan portfolio at December 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations.

Non-Interest Income. Non-interest income totaled $162,000 for the three months ended December 31, 2023, an increase of $34,000, or 26.9%, from the three months ended December 31, 2022. The increase was due primarily to a $22,000, or 87.9%, increase in late charges and fees on loans, an $8,000 nonrecurring loss on sale of investments in the 2022 quarter and a $7,000, or 9.7%, increase in service fees on deposits.

Noninterest Expense. Noninterest expense increased $245,000, or 23.1%, to $1.3 million for the three months ended December 31, 2023, compared to $1.1 million for the three months ended December 31, 2022. The increase was due primarily to an $80,000, or 14.9%, increase in salaries and employee benefits, a $38,000, or 74.5%, increase in professional services, a $49,000, or 248.0%, increase in loan expenses and a $47,000, or 61.5%, increase in other expense.

The increase in salaries and employee benefits was due primarily to the expense associated with the new employee stock ownership plan (ESOP) which totaled $45,000 during the three months ended December 31, 2023, and normal merit increases year-to-year. The increase in professional services was due primarily to additional audit and related expenses required in connection with the reporting requirements of a public stock company. The increase in other expense was due primarily to management’s decision to outsource maintenance and security of the Company’s information technology functions, which had previously been handled internally, along with an increase in expenses associated with foreclosed real estate and losses related to returned checks and debit cards.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased by $28,000, or 36.7%, to $48,000 for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease in the income tax provision was due primarily to a $167,000, or 41.2% decrease in pretax income. The effective tax rates were 20.3% and 18.9% for the three months ended December 31, 2023 and 2022, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is periodically involved in legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings is not expected to have a material effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

3.1

Articles of Incorporation of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

3.2	Amended and Restated Bylaws of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2024)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the quarter ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

Date: February 14, 2024	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: February 14, 2024	/s/Rick L. Ross
Rick L. Ross
Principal Financial Officer