Form 10-Q/A
period 2023-12-31
Mercer Bancorp, Inc.
filed 2024-05-20
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Mercer Bancorp, Inc.

Form 10-Q/A

Explanatory Note

Mercer Bancorp, Inc., a Maryland corporation (the “Company”), is filing this Amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2023 (the “Amended Report”), which was originally filed on  February 14, 2024 (the “Original Report” or “Quarterly Report on Form 10-Q”), to reflect a restatement of our consolidated financial statements.

The Company has restated its unaudited consolidated financial statements as of and for the three months ended December 31, 2023, effective with the filing of this Quarterly Report on Form 10-Q. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in Item 1, Financial Statements for additional information related to the restatement.

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2023 (Unaudited) and September 30, 2023

	(as restated)
	December 31,	September 30,
	2023	2023
Assets
Cash and due from banks	$2,238,904	$1,707,488
Interest-bearing deposits in other financial institutions	5,396,313	4,583,848
Cash and cash equivalents	7,635,217	6,291,336

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities, net of allowance for credit losses of $0 for December 31, 2023 and September 30, 2023	11,648,818	11,449,715
Held-to-maturity securities, net of allowance for credit losses of $0 for December 31, 2023 and September 30, 2023	133,551	147,291
Loans held for sale	5,236,643	3,094,405
Loans receivable	134,513,249	130,901,654
Allowance for credit losses	(966,593)	(934,331)
Net loans	133,546,656	129,967,323

Premises and equipment	2,553,121	2,601,575
Foreclosed real estate	54,000	54,000
Federal Home Loan Bank stock	1,474,700	1,368,900
Bank owned life insurance	1,794,889	1,783,880
Accrued interest receivable	528,479	456,867
Federal Home Loan Bank lender risk account	488,277	490,411
Deferred federal income taxes	303,690	407,304
Other assets	871,485	833,606

Total assets	$166,369,526	$159,046,613

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$50,192,283	$50,597,494
Savings and money market	39,239,103	39,900,297
Time	41,344,526	32,317,957

Total deposits	130,775,912	122,815,748

Advances from the Federal Home Loan Bank - short term	10,000,000	11,000,000
Advances from the Federal Home Loan Bank - long term	1,000,000	1,000,000
Directors plan liability	437,362	444,770
Accrued interest payable and other liabilities	905,810	1,108,404

Total liabilities	143,119,084	136,368,922

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,022,970 shares	10,229	10,229
Additional paid-in capital	8,658,653	8,642,312
Shares acquired by ESOP	(754,329)	(818,380)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	15,852,110	15,703,856
Accumulated other comprehensive loss	(516,221)	(860,326)

Total shareholders' equity	23,250,442	22,677,691

Total liabilities and shareholders' equity	$166,369,526	$159,046,613

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three months Ended December 31, 2023 and 2022

	Three Months Ended
	December 31,
	(as restated)
	2023	2022
Interest Income
Loans	$1,716,117	$1,222,045
Investment securities	66,668	66,310
Interest-bearing deposits and other	94,720	105,406

Total interest income	1,877,505	1,393,761

Interest Expense
Deposits	329,666	48,609
Federal Home Loan Bank advances	166,288	7,209

Total interest expense	495,954	55,818

Net Interest Income	1,381,551	1,337,943

Provision for Credit Losses	—	—

Net Interest Income After Provision for Credit Losses	1,381,551	1,337,943

Noninterest Income
Service fees on deposits	83,252	75,915
Late charges and fees on loans	46,855	24,941
Loan servicing fees	11,986	10,066
Loss on sale of investments	-	(8,049)
Bank owned life insurance	15,555	14,381
Life insurance death benefits	-	4,515
Other income	3,954	5,552

Total noninterest income	161,602	127,321

Noninterest Expense
Salaries and employee benefits	615,555	535,960
Directors fees	22,425	20,175
Occupancy and equipment	123,975	112,993
Data processing fees	128,270	130,564
Franchise taxes	19,276	19,999
FDIC insurance premiums	17,059	10,264
Professional services	110,250	51,353
Deposit account services expense	73,514	60,997
Advertising	23,104	21,939
Loan expenses	69,183	19,880
Other	123,001	76,161

Total noninterest expense	1,325,612	1,060,285

Income before income taxes	217,541	404,979

Provision for income taxes	44,007	76,400

Net Income	$173,534	$328,579

Earnings per share - basic and diluted	$0.18	n/a

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three months Ended December 31, 2023 and 2022

	Three Months Ended
	December 31,
	(as restated)
	2023	2022
Net income	$173,534	$328,579

Other comprehensive income:
Net unrealized gains on available-for-sale securities	435,576	170,128

Reclassification adjustment for realized loss on sales of securities	—	8,049

Tax expense	(91,471)	(37,417)

Other comprehensive income	344,105	140,760

Comprehensive income	$517,639	$469,339

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three months Ended December 31, 2023 (as restated) and 2022

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
	Common	Paid-in	Acquired by	to Irrevocable	by Irrevocable	Retained	Comprehensive
	Stock	Capital	ESOP	Trust	Trust	Earnings	Income (Loss)	Total
Balance at October 1, 2022	$—	$—	$—	$—	$—	$14,959,892	$(903,562)	$14,056,330

Net income	—	—	—	—	—	328,579	—	328,579

Other comprehensive income	—	—	—	—	—	—	140,760	140,760

Balance at December 31, 2022	$—	$—	$—	$—	$—	$15,288,471	$(762,802)	$14,525,669

Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASC 326	—	—	—	—	—	(25,280)	—	(25,280)

Net income as originally reported	—	—	—	—	—	189,855	—	189,855
Effect of restatement	—	—	—	—	—	(16,321)	—	(16,321)
Net income as restated	—	—	—	—	—	173,534	—	173,534

ESOP shares allocated to participants	—	16,341	64,051	—	—	—	—	80,392

Other comprehensive income	—	—	—	—	—	—	344,105	344,105

Balance at December 31, 2023	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$15,852,110	$(516,221)	$23,250,442

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Three months Ended December 31, 2023 and 2022

	Three Months Ended
	December 31,
	(as restated)
	2023	2022
Operating Activities
Net income	$173,534	$328,579
Items not requiring (providing) cash:
Depreciation and amortization	92,109	74,463
Amortization of premiums and discounts	7,731	15,962
Amortization of deferred loan fees	(15,836)	(17,635)
Deferred income taxes	18,863	4,116
Provision for credit losses	—	—
ESOP compensation expense	80,392	—
Loans originated for sale	(2,142,238)	(281,500)
Loss on sale of investment securities	—	8,049
Life insurance death benefits	—	(4,515)
Increase in cash surrender value of bank-owned life insurance	(11,009)	(14,381)
Changes in:
Accrued interest receivable	(71,612)	7,927
Other assets	(38,717)	102,613
Other liabilities	(210,002)	(98,385)

Net cash (used in) provided by operating activities	(2,116,785)	125,293

Investing Activities
Purchases of available-for-sale securities	(890,248)	(1,273,478)
Proceeds from sales of available-for-sale securites	—	519,438
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,119,365	160,050
Principal repayments on securities held-to-maturity	13,365	20,318
Net change in loans	(3,595,497)	(159,935)
Purchase of premises and equipment	(40,683)	(65,835)
Proceeds from redemption of FHLB stock	(105,800)	—
Proceeds from sale of foreclosed real estate	—	18,000
Proceeds from death benefit of life insurance policies	—	541,987

Net cash used in investing activities	(3,499,498)	(239,455)

Financing Activities
Net (decrease) increase in deposit accounts	7,960,164	(7,059,795)
Proceeds from FHLB advances - short term	15,000,000	—
Repayment of FHLB advances - short term	(16,000,000)	—

Net cash provided by (used in) financing activities	6,960,164	(7,059,795)

Increase (Decrease) in Cash and Cash Equivalents	1,343,881	(7,173,957)

Cash and Cash Equivalents, Beginning of Period	6,291,336	14,376,718

Cash and Cash Equivalents, End of Period	$7,635,217	$7,202,761

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$435,208	$55,894
Income taxes	—	—

Non Cash Activies:
Effect of adoption of ASC 326	$32,000	$0

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

Revision of Prior Period Financial Statements.

The Company has revised the consolidated financial statements as of and for the year ended September 30, 2023. The revisions were considered necessary for two primary reasons, as follows:

(1) as a result of the recent discovery of several unpaid and unaccrued invoices, for legal services provided during the year ended September 30, 2023. The invoices represented services performed in connection with the Company’s initial public offering completed effective July 27, 2023, as well as for services performed subsequent to completion of the stock offering.

(2) the Company has revised the consolidated financial statements to record the effects of irrevocable (Rabbi) trusts that have been established for the benefit of two members of the board of directors.

The effect of the revisions to the September 30, 2023 consolidated financial statements related to the legal invoices were as follows: (a) a reduction to additional paid-in capital totaling $81,340, (b) an increase in legal expense of $32,398, (c) a decrease in income tax expense of $6,804, (d) an increase in accrued liabilities of $106,934 and (d) a decrease in retained earnings of $25,594.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The effect of the revisions to the September 30, 2023 consolidated financial statements related to the Rabbi trusts included the addition of two offsetting $96,360 line items within the statement of stockholders’ equity, which had no net effect on the total stockholder’s equity as previously reported. There were no changes to the reported assets, liabilities, income or expense and no effect on net income for this revision.

The Company has concluded that the effect of the revisions to the consolidated financial statements as of and for the year ended September 30, 2023 were not material.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2:    Restatement of Previously Issued Financial Statements.

The Company has restated herein the unaudited consolidated financial statements as of and for the three months ended December 31, 2023. The restatement was considered necessary due to the recent discovery of several unpaid and unaccrued invoices, for legal services provided during the three-month period ended December 31, 2023.

Accordingly, we have restated herein our consolidated financial statements at and for the three months ended December 31, 2023, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The effect of the restatement to the December 31, 2023 consolidated financial statements related to the legal invoices were as follows: (a) an increase to legal expense of $20,659, (b) a decrease to income tax expense of $4,338, (c) an increase to accrued liabilities of $16,321 and (d) a decrease to retained earnings of $16,321. The effect on reported earnings per share was a $0.02 reduction which brought earnings per share to $0.18 for the 3 months ended December 31, 2023.

Note 3:    Change in Accounting Principle

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

Note 4:    Debt Securities

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Note 5:    Loans and Allowance for Credit Losses

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6:    Regulatory Matters

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

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2023 (as restated)
Total Capital
(to Risk-Weighted Assets)	$21,198	18.0%	$9,400	8.0%	$11,750	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,231	17.2%	$7,050	6.0%	$9,400	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,231	17.2%	$5,287	4.5%	$7,637	6.5%

Tier I Capital
(to Average Total Assets)	$20,231	12.3%	$6,553	4.0%	$8,192	5.0%

As of September 30, 2023
Total Capital
(to Risk-Weighted Assets)	$21,079	19.0%	$8,897	8.0%	$11,121	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,145	18.1%	$6,672	6.0%	$8,897	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,145	18.1%	$5,004	4.5%	$7,228	6.5%

Tier I Capital
(to Average Total Assets)	$20,145	13.1%	$6,158	4.0%	$7,697	5.0%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7:    Disclosures about Fair Value of Assets and Liabilities

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Nonrecurring Measurements

The Bank had no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and September 30, 2023.

The estimated fair values of the Bank’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$7,635,217	$7,635,217	$7,635,217	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	5,236,643	5,236,643	—	—	5,236,643
Loans, net	133,546,656	122,830,501	—	—	122,830,501
FHLB Stock	1,474,700	1,474,700	—	1,474,700	—
Bank owned life insurance	1,794,889	1,794,889	1,794,889	—	—
Accrued interest receivable	528,479	528,479	528,479	—	—

Financial liabilities:
Deposits	130,775,912	132,266,386	89,431,386	—	42,835,000
FHLB advances	11,000,000	11,000,000	—	11,000,000	—
Accrued interest payable	130,180	130,180	130,180	—	—

September 30, 2023
Financial assets:
Cash and cash equivalents	$6,291,336	$6,291,336	$6,291,336	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	3,094,405	3,096,000			3,096,000
Loans, net	129,967,323	115,340,546	—	—	115,340,546
FHLB Stock	1,368,900	1,368,900	—	1,368,900	—
Bank owned life insurance	1,783,880	1,783,880	1,783,880	—	—
Accrued interest receivable	456,867	456,867	456,867	—	—

Financial liabilities:
Deposits	122,815,748	123,426,791	90,497,791	—	32,929,000
FHLB advances	12,000,000	12,001,000	—	12,001,000	—
Accrued interest payable	69,434	69,434	69,434	—	—

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8:    Commitments and Credit Risks

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

Note 9:    Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended
December 31,
2023

Net income (as restated)	$173,534

Weighted-average shares issued	1,022,970
Less weighted-average unearned ESOP shares	(81,779)

Weighted-average shares outstanding	941,191

Earnings per share (as restated) - basic and diluted	$0.18

Note 10:    Conversion to Stock Form

On March 3, 2023, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan was subject to the approval of the Federal Deposit Insurance Corporation and the State of Ohio Division of Financial Institutions and was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Shareholders’ Equity. Shareholders’ equity increased $573,000, or 2.5%, to $23.3 million at December 31, 2023, from $22.7 million at September 30, 2023. The increase resulted primarily from net income of $174,000 and a $344,000 increase to equity through the accumulated other comprehensive loss resulting from lower market interest rates during the quarter.

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

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

General. Net income for the three months ended December 31, 2023 was $174,000, a decrease of $155,000, or 47.2%, compared to $329,000 for the three months ended December 31, 2022. The decrease in net income was primarily due to a $265,000 increase in noninterest expenses, which was partially offset by a $44,000 increase in net interest income, a $34,000 increase in noninterest income and a $32,000 decrease in income taxes.

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

Noninterest Expense. Noninterest expense increased $265,000, or 25.0%, to $1.3 million for the three months ended December 31, 2023, compared to $1.1 million for the three months ended December 31, 2022. The increase was due primarily to an $80,000, or 14.9%, increase in salaries and employee benefits, a $59,000, or 114.7%, increase in professional services, a $49,000, or 248.0%, increase in loan expenses and a $47,000, or 61.5%, increase in other expense.

The increase in salaries and employee benefits was due primarily to the expense associated with the new employee stock ownership plan (ESOP) which totaled $45,000 during the three months ended December 31, 2023, and normal merit increases year-to-year. The increase in professional services was due primarily to additional audit, legal and related expenses required in connection with the reporting requirements of a public stock company. The increase in other expense was due primarily to management’s decision to outsource maintenance and security of the Company’s information technology functions, which had previously been handled internally, along with an increase in expenses associated with foreclosed real estate and losses related to returned checks and debit cards.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased by $32,000, or 42.4%, to $44,000 for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease in the income tax provision was due primarily to a $187,000, or 46.3% decrease in pretax income. The effective tax rates were 20.2% and 18.9% for the three months ended December 31, 2023 and 2022, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our financial reporting disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s maintains internal control over financial reporting which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Subsequent to December 31, 2023, management identified inadvertent errors in the reporting of financial items related to unpaid and unaccrued invoices for legal services. These items combined were determined to be a material weakness in internal controls over financial reporting and therefore our disclosure controls and procedures were not effective as of December 31, 2023.

Subsequent to December 31, 2023, Management has implemented controls that it believes will remediate this weakness and strengthen its internal control over financial reporting including implementing procedures to ensure the monthly collection, payment and accruals of all professional expenses.

Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

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

None.

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

MERCER BANCORP, INC.

Date: May 20, 2024	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: May 20, 2024	/s/Rick L. Ross
Rick L. Ross
Principal Financial Officer