Form 10-Q
period 2024-03-31
Mercer Bancorp, Inc.
filed 2024-05-20
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024. 1,022,970 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

March 31, 2024 (Unaudited) and September 30, 2023

	March 31,	September 30,
	2024	2023
Assets
Cash and due from banks	$1,781,759	$1,707,488
Interest-bearing deposits in other financial institutions	6,144,118	4,583,848
Cash and cash equivalents	7,925,877	6,291,336

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities, net of allowance for credit losses of $0 for March 31, 2024 and September 30, 2023	11,469,948	11,449,715
Held-to-maturity securities, net of allowance for credit losses of $0 for March 31, 2024 and September 30, 2023	121,693	147,291
Loans held for sale	7,186,519	3,094,405
Loans receivable	135,093,586	130,901,654
Allowance for credit losses	(966,704)	(934,331)
Net loans	134,126,882	129,967,323

Premises and equipment	2,719,721	2,601,575
Foreclosed real estate	85,984	54,000
Federal Home Loan Bank stock	1,432,200	1,368,900
Bank owned life insurance	1,806,182	1,783,880
Accrued interest receivable	566,740	456,867
Federal Home Loan Bank lender risk account	481,022	490,411
Deferred federal income taxes	306,241	407,304
Other assets	1,096,618	833,606

Total assets	$169,425,627	$159,046,613

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$54,003,888	$50,597,494
Savings and money market	37,996,745	39,900,297
Time	39,937,320	32,317,957

Total deposits	131,937,953	122,815,748

Advances from the Federal Home Loan Bank - short term	13,000,000	11,000,000
Advances from the Federal Home Loan Bank - long term	—	1,000,000
Directors plan liability	428,181	444,770
Accrued interest payable and other liabilities	708,452	1,108,404

Total liabilities	146,074,586	136,368,922

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,022,970 shares	10,229	10,229
Additional paid-in capital	8,658,655	8,642,312
Shares acquired by ESOP	(754,329)	(818,380)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	15,981,203	15,703,856
Accumulated other comprehensive loss	(544,717)	(860,326)

Total shareholders' equity	23,351,041	22,677,691

Total liabilities and shareholders' equity	$169,425,627	$159,046,613

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three and Six Months Ended March 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest Income
Loans	$1,816,436	$1,257,083	$3,532,553	$2,479,128
Investment securities	74,275	67,743	140,943	134,053
Interest-bearing deposits and other	65,287	115,819	160,007	221,225

Total interest income	1,955,998	1,440,645	3,833,503	2,834,406

Interest Expense
Deposits	438,138	110,571	767,804	159,180
Federal Home Loan Bank advances	140,123	7,052	306,411	14,261

Total interest expense	578,261	117,623	1,074,215	173,441

Net Interest Income	1,377,737	1,323,022	2,759,288	2,660,965

Provision for Credit Losses	—	—	—	—

Net Interest Income After Provision for Credit Losses	1,377,737	1,323,022	2,759,288	2,660,965

Noninterest Income
Service fees on deposits	77,415	78,629	160,667	154,544
Late charges and fees on loans	36,122	24,547	82,977	49,488
Gain on sale of loans	—	7,951	—	7,951
Loan servicing fees	12,355	18,957	24,341	29,023
Loss on sale of investments	—	—	—	(8,049)
Gain on sale of foreclosed real estate	6,000	—	6,000	—
Bank owned life insurance	15,844	14,507	31,399	28,888
Life insurance death benefits	—	—	—	4,515
Other income	5,289	4,974	9,243	10,526

Total noninterest income	153,025	149,565	314,627	276,886

Noninterest Expense
Salaries and employee benefits	629,511	538,173	1,245,066	1,074,133
Directors fees	20,600	22,975	43,025	43,150
Occupancy and equipment	127,922	109,485	251,897	222,478
Data processing fees	147,274	133,878	275,544	264,442
Franchise taxes	41,807	29,543	61,083	49,542
FDIC insurance premiums	19,010	9,774	36,069	20,038
Professional services	110,261	51,057	220,511	102,410
Deposit account services expense	63,502	61,655	137,016	122,652
Advertising	43,316	22,418	66,420	44,357
Loan expenses	54,020	18,668	123,203	38,548
Other	108,291	84,139	231,292	160,300

Total noninterest expense	1,365,514	1,081,765	2,691,126	2,142,050

Income before income taxes	165,248	390,822	382,789	795,801

Provision for income taxes	36,155	77,500	80,162	153,900

Net Income	$129,093	$313,322	$302,627	$641,901

Earnings per share - basic and diluted	$0.14	n/a	$0.32	n/a

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended March 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$129,093	$313,322	$302,627	$641,901

Other comprehensive income (loss):
Net unrealized losses (gains) on available-for-sale securities	(36,070)	81,927	399,506	252,055

Reclassification adjustment for realized loss on sales of securities	—	—	—	8,049

Tax benefit (expense)	7,574	(17,205)	(83,897)	(54,622)

Other comprehensive loss (income)	(28,496)	64,722	315,609	205,482

Comprehensive income	$100,597	$378,044	$618,236	$847,383

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended March 31, 2024 and 2023

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the three months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
March 31, 2023	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at January 1, 2023	$—	$—	$—	$—	$—	$15,288,471	$(762,802)	$14,525,669

Net income	—	—	—	—	—	313,322	—	313,322

Other comprehensive income	—	—	—	—	—	—	64,722	64,722

Balance at March 31, 2023	$—	$—	$—	$—	$—	$15,601,793	$(698,080)	$14,903,713

For the three months ended March 31, 2024
Balance at January 1, 2024	$10,229	$8,658,655	$(754,329)	$96,360	$(96,360)	$15,852,110	$(516,221)	$23,250,444

Net income	—	—	—	—	—	129,093	—	129,093

Other comprehensive loss	—	—	—	—	—	—	(28,496)	(28,496)

Balance at March 31, 2024	$10,229	$8,658,655	$(754,329)	$96,360	$(96,360)	$15,981,203	$(544,717)	$23,351,041

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the six months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
March 31, 2023	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2022	$—	$—	$—	$—	$—	$14,959,892	$(903,562)	$14,056,330

Net income	—	—	—	—	—	641,901	—	641,901

Other comprehensive income	—	—	—	—	—	—	205,482	205,482

Balance at March 31, 2023	$—	$—	$—	$—	$—	$15,601,793	$(698,080)	$14,903,713

For the six months ended March 31, 2024
Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASC 2016-13	—	—	—	—	—	(25,280)	—	(25,280)

Net income	—	—	—	—	—	302,627	—	302,627

ESOP shares allocated to participants	—	16,343	64,051	—	—	—	—	80,394

Other comprehensive income	—	—	—	—	—	—	315,609	315,609

Balance at March 31, 2024	$10,229	$8,658,655	$(754,329)	$96,360	$(96,360)	$15,981,203	$(544,717)	$23,351,041

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2024 and 2023

	Six Months Ended
	March 31,
	2024	2023
Operating Activities
Net income	$302,627	$641,901
Items not requiring (providing) cash:
Depreciation and amortization	184,420	148,205
Amortization of premiums and discounts	12,372	30,506
Amortization of deferred loan fees	(33,943)	(40,130)
Deferred income taxes	23,886	(13,903)
Provision for credit losses	—	—
ESOP compensation expense	80,394	—
Gain on sale of loans	—	(7,951)
Proceeds from sales of loans	—	286,784
Loans originated for sale	(4,092,114)	(281,252)
Loss on sale of investment securities	—	8,049
Gain on sale of foreclosed real estate	(6,000)
Increase in cash surrender value of bank-owned life insurance	(22,302)	(31,399)
Changes in:
Accrued interest receivable	(109,873)	(50,276)
Other assets	(259,775)	(385,454)
Other liabilities	(416,541)	30,969

Net cash (used in) provided by operating activities	(4,336,849)	336,049

Investing Activities
Purchases of available-for-sale securities	(890,248)	(1,273,478)
Proceeds from sales of available-for-sale securities	—	527,487
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,257,818	270,258
Principal repayments on securities held-to-maturity	24,929	41,350
Net change in loans	(4,243,600)	(525,911)
Purchase of premises and equipment	(296,414)	(67,049)
Purchases of FHLB stock	(161,300)
Proceeds from redemption of FHLB stock	98,000	322,600
Proceeds from sale of foreclosed real estate	60,000	18,000
Proceeds from death benefit of life insurance policies	—	541,987

Net cash used in investing activities	(4,150,815)	(144,756)

Financing Activities
Net increase (decrease) increase in deposit accounts	9,122,205	(3,730,217)
Proceeds from FHLB advances - short term	27,000,000	—
Repayment of FHLB advances - short term	(26,000,000)	(1,000,000)

Net cash provided by (used in) financing activities	10,122,205	(4,730,217)

Increase (decrease) in Cash and Cash Equivalents	1,634,541	(4,538,924)

Cash and Cash Equivalents, Beginning of Period	6,291,336	14,376,718

Cash and Cash Equivalents, End of Period	$7,925,877	$9,837,794

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$954,561	$146,289
Income taxes	365,500	—

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$85,984	$—

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of March 31, 2024, and for the interim three and six-month periods ended March 31, 2024 and 2023 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three months ended March 31, 2024, are not necessarily indicative of the results to be obtained for the fiscal year ending September 30, 2024.

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

Principles of Consolidation

The consolidated financial statements as of and for the three and six months ended March 31, 2024, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

The financial statements as of and for the three and six months ended March 31, 2023, represent the Bank only, as the conversion to stock form, including the formation of Mercer Bancorp, was completed on July 26, 2023. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

Revision of Prior Period Financial Statements.

The Company has revised the consolidated financial statements as of and for the year ended September 30, 2023. The revisions were considered necessary for two primary reasons, as follows:

(1) as a result of the recent discovery of unpaid and unaccrued invoices, for legal services provided during the year ended September 30, 2023. The invoices represented services performed in connection with the Company’s initial public offering completed effective July 27, 2023, as well as for services performed subsequent to completion of the stock offering.

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

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Bank adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on individually evaluated loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Loans to borrowers experiencing financial difficulties that have been modified recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

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

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at October 1, 2023 and March 31, 2024.

Accrued interest receivable on available-for-sale debt securities totaled $72,789 at March 31, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at October 1, 2023 and March 31, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Accrued interest receivable on held-to-maturity debt securities totaled $538 at March 31, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. Management concluded that no allowance for credit losses was required on unfunded commitments at October 1, 2023 and March 31, 2024.

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

For periods prior to October 1, 2023 the allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the prior three years. Management believes the three-year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

The Company had no dilutive or potentially dilutive securities during the three and six months ended March 31, 2024.

Earnings per share is not applicable to the three and six months ended March 31, 2023, as the Company completed the stock offering and conversion to stock form on July 26, 2023.

Revenue Recognition

The Company accounts for certain revenues in accordance with Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company’s revenue, including net interest income, fees related to loans and loan commitments, net securities gains (losses), gain on sale of loans and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s in scope revenue from contracts with customers is recognized within other noninterest income.

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

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
March 31, 2024
U.S. Treasury securities	$999,915	$—	$(7,725)	$992,190
U.S. Government agencies	3,409,109	—	(106,744)	3,302,365
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,865,321	—	(332,924)	3,532,397
State and political subdivisions	3,885,118	24,354	(266,476)	3,642,996

	$12,159,463	$24,354	$(713,869)	$11,469,948

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2023
U.S. Treasury securities	$999,565	$—	$(32,845)	$966,720
U.S. Government agencies	4,009,577	—	(184,807)	3,824,770
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,647,020	—	(414,789)	3,232,231
State and political subdivisions	3,882,574	—	(456,580)	3,425,994

	$12,538,736	$—	$(1,089,021)	$11,449,715

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
March 31, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$121,693	$—	$(3,272)	$118,421

September 30, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$147,291	$—	$(4,149)	$143,142

The Company had no allowance for credit losses on available-for-sale and held-to maturity securities at March 31, 2024.

The amortized cost and fair value of available-for-sale securities at March 31, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2024
Within one year	$2,000,702	$1,953,540
One to five years	2,459,750	2,373,390
Five to ten years	407,595	406,505
After ten years	3,426,095	3,204,116
	8,294,142	7,937,551
Mortgage-backed GSEs	3,865,321	3,532,397
Totals	$12,159,463	$11,469,948

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $481,000 and $468,000 at March 31, 2024 and September 30, 2023, respectively.

Proceeds from sales of available for sale securities totaled $527,487 during the six months ended March 31, 2023, resulting in gross realized losses of $8,049. There were no sales of securities during the three-month and six-month periods ended March 31, 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 25 securities at March 31, 2024 and 28 securities at September 30, 2023, was approximately $11,470,000 and $11,450,000 or 86 percent and 100 percent, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit-related.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and September 30, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$992,190	$(7,725)	$992,190	$(7,725)
U.S. Government agencies	406,505	(1,090)	2,895,860	(105,654)	3,302,365	(106,744)
Mortgage-backed Government Sponsored Enterprises (GSEs)	473,464	(3,699)	3,058,933	(329,225)	3,532,397	(332,924)
State and political subdivisions	—	—	2,066,334	(266,476)	2,066,334	(266,476)
	$879,969	$(4,789)	$9,013,317	$(709,080)	$9,893,286	$(713,869)

Total	$879,969	$(4,789)	$9,013,317	$(709,080)	$9,893,286	$(713,869)

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$966,720	$(32,845)	$966,720	$(32,845)
U.S. Government agencies	—	—	3,824,770	(184,807)	3,824,770	(184,807)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	3,232,231	(414,789)	3,232,231	(414,789)
State and political subdivisions	1,481,544	(71,136)	1,944,450	(385,444)	3,425,994	(456,580)
	1,481,544	(71,136)	9,968,171	(1,017,885)	11,449,715	(1,089,021)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	143,142	(4,149)	143,142	(4,149)

Total	$1,481,544	$(71,136)	$10,111,313	$(1,022,034)	$11,592,857	$(1,093,170)

U.S. Government Treasuries and Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at March 31, 2024.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at March 31, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	March 31,	September 30,
	2024	2023
Real estate loans:
Residential	$71,383,103	$74,561,278
Multi-family	1,284,484	1,309,586
Agricultural	43,637,482	36,378,192
Commercial	2,177,054	2,311,882
Construction and land	5,602,766	5,082,863
Home equity line of credit (HELOC)	4,762,321	4,708,023
Commercial and industrial	1,848,464	1,801,569
Consumer	6,448,395	7,652,164

Total loans	137,144,069	133,805,557

Less:
Undisbursed loans in process	1,725,653	2,578,282
Net deferred loan fees	324,830	325,621
Allowance for credit losses	966,704	934,331

Net loans	$134,126,882	$129,967,323

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at March 31, 2024 and September 30, 2023, were approximately $18,734,000 and $19,667,000 respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company adopted ASU 2016-13 effective October 1, 2023, which required implementation of the current expected credit loss (CECL) model in estimating the allowance for credit losses (ACL) valuation account. The implementation of the new standard resulted in a $32,000 increase to the overall balance of the Company’s allowance for credit losses (ACL). The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
		Provision
	Balance	(credit)			Balance
	January 1, 2024	for loan losses	Charge-offs	Recoveries	March 31, 2024

	(In thousands)
Real estate loans:
Residential	$777,642	$(33,846)	$-	$-	$743,796
Multi-family	2,642	206	-	-	2,848
Agricultural	83,409	13,334	-	-	96,743
Commercial	4,525	301	-	-	4,826
Construction and land	40,285	12,928	-	-	53,213
Home equity line of credit (HELOC)	14,884	953	-	-	15,837
Commercial and industrial	3,648	450	-	-	4,098
Consumer	39,558	5,674	-	111	45,343

Total loans	$966,593	$-	$-	$111	$966,704

	Three Months Ended March 31, 2023
		Provision
	Balance	(credit)			Balance
	January 1, 2023	for loan losses	Charge-offs	Recoveries	March 31, 2023

	(In thousands)
Real estate loans:
Residential	$659,678	$(12,547)	$—	$—	$647,131
Multi-family	12,677	(1,239)	—	—	11,438
Agricultural	153,920	68,159	—	—	222,079
Commercial	9,070	3,366	—	—	12,436
Construction and land	38,807	(3,363)	—	—	35,444
Home equity line of credit (HELOC)	47,064	(36,608)	—	—	10,456
Commercial and industrial	9,007	(718)	—	—	8,289
Consumer	30,622	(17,050)	—	—	13,572

Total loans	$960,845	$—	$—	$—	$960,845

	Six Months Ended March 31, 2024
		Effect of	Provision
	Balance	adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	March 31, 2024
Real estate loans:
Residential	$738,230	$32,000	$(26,434)	$—	$—	$743,796
Multi-family	12,840	—	(9,992)	—	—	2,848
Agricultural	73,608	—	23,135	—	—	96,743
Commercial	4,678	—	148	—	—	4,826
Construction and land	49,835	—	3,378	—	—	53,213
Home equity line of credit (HELOC)	14,289	—	1,548	—	—	15,837
Commercial and industrial	3,645	—	453	—	—	4,098
Consumer	37,206	—	7,764	—	373	45,343

Total loans	$934,331	$32,000	$—	$—	$373	$966,704

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Six Months Ended March 31, 2023
		Provision
	Balance	(credit)			Balance
	October 1, 2022	for loan losses	Charge-offs	Recoveries	March 31, 2023
Real estate loans:
Residential	$623,649	$46,291	$(22,809)	$—	$647,131
Multi-family	11,008	430	—	—	11,438
Agricultural	199,011	23,068	—	—	222,079
Commercial	10,801	1,635	—	—	12,436
Construction and land	35,292	152	—	—	35,444
Home equity line of credit (HELOC)	69,234	(58,778)	—	—	10,456
Commercial and industrial	12,086	(3,797)	—	—	8,289
Consumer	22,573	(9,001)	—	—	13,572

Total loans	$983,654	$—	$(22,809)	$—	$960,845

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2024 and September 30, 2023:

	Allowance for credit losses		Loans
	Ending balance, evaluated for expected credit losses		Ending balance, evaluated for expected credit losses
	Individually	Collectively	Individually	Collectively

March 31, 2024
Real estate loans:
Residential	$—	$743,796	$646,714	$70,736,389
Multi-family	—	2,848	—	1,284,484
Agricultural	—	96,743	—	43,637,482
Commercial	—	4,826	—	2,177,054
Construction and land	—	53,213	—	5,602,766
Home equity line of credit (HELOC)	—	15,837	—	4,762,321
Commercial and industrial	—	4,098	—	1,848,464
Consumer	—	45,343	27,754	6,420,641

Total loans	$—	$966,704	$674,468	$136,469,601

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively
September 30, 2023
Real estate loans:
Residential	$—	$738,230	$—	$74,561,278
Multi-family	—	12,840	—	1,309,586
Agricultural	—	73,608	—	36,378,192
Commercial	—	4,678	—	2,311,882
Construction and land	—	49,835	—	5,082,863
Home equity line of credit (HELOC)	—	14,289	—	4,708,023
Commercial and industrial	—	3,645	—	1,801,569
Consumer	—	37,206	—	7,652,164

Total loans	$—	$934,331	$—	$133,805,557

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Substandard. Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Usually, this classification includes all 90 days or more, non-accrual, and past due loans.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of March 31, 2024 and September 30, 2023, follows:

	Term Loans Amortized Costs Basis by Origination Year
		For The Years Ending September 30,
	March 31, 2024	2023	2022	2021	2020	2019	Prior	Total
March 31, 2024
Commercial real estate
Risk Rating
Pass	$-	$-	$759,505	$1,186,744	$-	$-	$230,805	$2,177,054
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$759,505	$1,186,744	$-	$-	$230,805	$2,177,054

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land
Risk Rating
Pass	$1,568,078	$3,807,569	$70,090	$69,578	$51,087	$12,499	$23,865	$5,602,766
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$1,568,078	$3,807,569	$70,090	$69,578	$51,087	$12,499	$23,865	$5,602,766

Construction and Land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$56,890	$241,401	$293,765	$230,964	$608,054	$73,661	$343,729	$1,848,464
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$56,890	$241,401	$293,765	$230,964	$608,054	$73,661	$343,729	$1,848,464

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$967,715	$-	$-	$174,622	$142,147	$1,284,484
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$967,715	$-	$-	$174,622	$142,147	$1,284,484

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$8,968,610	$12,184,446	$9,225,145	$5,998,096	$3,684,212	$554,299	$3,022,674	$43,637,482
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$8,968,610	$12,184,446	$9,225,145	$5,998,096	$3,684,212	$554,299	$3,022,674	$43,637,482

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$10,593,578	$16,233,416	$11,316,220	$7,485,382	$4,343,353	$815,081	$3,763,220	$54,550,250
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$10,593,578	$16,233,416	$11,316,220	$7,485,382	$4,343,353	$815,081	$3,763,220	$54,550,250

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2023
Real estate loans:
Residential	$74,083,965	$—	$477,313	$—	$74,561,278
Multi-family	1,309,586	—	—	—	1,309,586
Agricultural	36,378,192	—	—	—	36,378,192
Commercial	2,311,882	—	—	—	2,311,882
Construction and land	5,082,863	—	—	—	5,082,863
Home equity line of credit (HELOC)	4,708,023	—	—	—	4,708,023
Commercial and industrial	1,801,569	—	—	—	1,801,569
Consumer	7,652,164	—	—	—	7,652,164

Total loans	$133,328,244	$—	$477,313	$—	$133,805,557

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year
		For The Years Ending September 30,
	March 31, 2024	2023	2022	2021	2020	2019	Prior	Total
March 31, 2024
Residential real estate
Payment Performance
Performing	$2,141,295	$4,856,362	$15,268,329	$19,635,842	$6,911,435	$2,595,974	$19,327,152	$70,736,389
Nonperforming	-	-	-	438,549	-	71,654	136,511	646,714
Total	$2,141,295	$4,856,362	$15,268,329	$20,074,391	$6,911,435	$2,667,628	$19,463,663	$71,383,103

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$362,985	$956,349	$1,241,922	$807,551	$507,039	$297,044	$589,431	$4,762,321
Nonperforming	-	-	-	-	-	-	-	-
Total	$362,985	$956,349	$1,241,922	$807,551	$507,039	$297,044	$589,431	$4,762,321

Home equity
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$142,099	$5,899,240	$191,612	$70,564	$67,004	$34,500	$15,622	$6,420,641
Nonperforming	-	27,754	-	-	-	-	-	27,754
Total	$142,099	$5,926,994	$191,612	$70,564	$67,004	$34,500	$15,622	$6,448,395

Consumer
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Payment Performance
Performing	$2,646,379	$11,711,951	$16,701,863	$20,513,957	$7,485,478	$2,927,518	$19,932,205	$81,919,351
Nonperforming	-	27,754	-	438,549	-	71,654	136,511	674,468
Total	$2,646,379	$11,739,705	$16,701,863	$20,952,506	$7,485,478	$2,999,172	$20,068,716	$82,593,819

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the six months ended March 31, 2024 or the year ended September 30, 2023.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2024 and September 30, 2023:

	March 31, 2024
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Real estate loans:
Residential	$279,180	$—	$646,714	$925,894	$70,457,209	$71,383,103
Multi-family	—	—	—	—	1,284,484	1,284,484
Agricultural	—	—	—	—	43,637,482	43,637,482
Commercial	—	—	—	—	2,177,054	2,177,054
Construction and land	—	—	—	—	5,602,766	5,602,766
Home equity line of credit (HELOC)	—	—	—	—	4,762,321	4,762,321
Commercial and industrial	—	—	—	—	1,848,464	1,848,464
Consumer	108,546	21,247	27,754	157,547	6,290,848	6,448,395

Total	$387,726	$21,247	$674,468	$1,083,441	$136,060,628	$137,144,069

	September 30, 2023
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Real estate loans:
Residential	$482,844	$332,929	$477,313	$1,293,086	$73,268,192	$74,561,278
Multi-family	—	—	—	—	1,309,586	1,309,586
Agricultural	—	—	—	—	36,378,192	36,378,192
Commercial	—	—	—	—	2,311,882	2,311,882
Construction and land	—	—	—	—	5,082,863	5,082,863
Home equity line of credit (HELOC)	—	—	—	—	4,708,023	4,708,023
Commercial and industrial	—	—	—	—	1,801,569	1,801,569
Consumer	5,653	20,831	—	26,484	7,625,680	7,652,164

Total	$488,497	$353,760	$477,313	$1,319,570	$132,485,987	$133,805,557

The Company had no loans identified as collateral dependent as of March 31, 2024 and no loans identified as individually evaluated during the year ended September 30, 2023.

The company had no loans greater than 90 days past due and accruing at March 31, 2024 and September 30, 2023. Nonaccrual loans with no allowance for credit losses at March 31, 2024 and September 30, 2023, were as follows:

	March 31,	September 30,
	2024	2023
Residential real estate loans	$646,714	$477,313
Consumer	27,754	—

	$674,468	$477,313

There were no loans modified for borrowers experiencing financial difficulty during the six months ended March 31, 2024 and 2023 and during the year ended September 30, 2023. There were no loans modified for borrowers

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

experiencing financial difficulty in the past 12 months that subsequently defaulted during the six months ended March 31, 2024 and 2023 and during the year ended September 30, 2023.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2024, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2024 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2024
Total Capital
(to Risk-Weighted Assets)	$21,356	17.6%	$9,695	8.0%	$12,119	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,389	16.8%	$7,271	6.0%	$9,695	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,389	16.8%	$5,453	4.5%	$7,877	6.5%

Tier I Capital
(to Average Total Assets)	$20,389	12.3%	$6,655	4.0%	$8,319	5.0%

As of September 30, 2023
Total Capital
(to Risk-Weighted Assets)	$21,079	19.0%	$8,897	8.0%	$11,121	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,145	18.1%	$6,672	6.0%	$8,897	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,145	18.1%	$5,004	4.5%	$7,228	6.5%

Tier I Capital
(to Average Total Assets)	$20,145	13.1%	$6,158	4.0%	$7,697	5.0%

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and September 30, 2023:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
U.S. Treasury securities	$992,190	$992,190	$—	$—
U.S. Government agencies	3,302,365	—	3,302,365	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,532,397	—	3,532,397	—
State and political subdivisions	3,642,996	—	3,642,996	—

September 30, 2023
U.S. Treasury securities	$966,720	$966,720	$—	$—
U.S. Government agencies	3,824,770	—	3,824,770	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,232,231	—	3,232,231	—
State and political subdivisions	3,425,994	—	3,425,994	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended March 31, 2024 and the year ended September 30, 2023.

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

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2024 and September 30, 2023.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$7,925,877	$7,925,877	$7,925,877	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	7,186,519	7,186,519	—	—	7,186,519
Loans, net	134,126,882	119,052,000	—	—	119,052,000
FHLB Stock	1,432,200	1,432,200	—	1,432,200	—
Bank owned life insurance	1,806,182	1,806,182	1,806,182	—	—
Accrued interest receivable	566,740	566,740	566,740	—	—

Financial liabilities:
Deposits	131,937,953	133,368,633	92,000,633	—	41,368,000
FHLB advances	13,000,000	12,965,000	—	12,965,000	—
Accrued interest payable	189,088	189,088	189,088	—	—

September 30, 2023
Financial assets:
Cash and cash equivalents	$6,291,336	$6,291,336	$6,291,336	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	3,094,405	3,096,000			3,096,000
Loans, net	129,967,323	115,340,546	—	—	115,340,546
FHLB Stock	1,368,900	1,368,900	—	1,368,900	—
Bank owned life insurance	1,783,880	1,783,880	1,783,880	—	—
Accrued interest receivable	456,867	456,867	456,867	—	—

Financial liabilities:
Deposits	122,815,748	123,426,791	90,497,791	—	32,929,000
FHLB advances	12,000,000	12,001,000	—	12,001,000	—
Accrued interest payable	69,434	69,434	69,434	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	March 31,	September 30,
	2024	2023
Commitments to originate loans	$852,600	$2,717,974
Undisbursed balance of loans closed	10,884,536	9,172,548

Total	$11,737,136	$11,890,522

Note 8 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released. Earnings per share is not applicable to the three and six months ended March 31, 2023, as the Company completed the stock offering and conversion to stock form on July 26, 2023.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2024	2024

Net income	$129,093	$302,627

Weighted-average shares issued	1,022,970	1,022,970
Less weighted-average unearned ESOP shares	(76,382)	(79,095)

Weighted-average shares outstanding	946,588	943,875

Earnings per share - basic and diluted	$0.14	$0.32

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Mercer Bancorp is organized as a corporation under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank upon completion of the conversion.

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

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Mercer Bancorp, Inc.is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Mercer Bancorp intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

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

Comparison of Financial Condition at March 31, 2024 and September 30, 2023

Total Assets. Total assets were $169.4 million at March 31, 2024, an increase of $10.4 million, or 6.5%, from September 30, 2023. The increase was primarily comprised of an increase in loans and loans held for sale of $8.3 million, and an increase in cash and cash equivalents of $1.6 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.6 million, or 26.0%, to $7.9 million at March 31, 2024 from $6.3 million at September 30, 2023. The increase was due primarily to an increase in deposits during the six months ended March 31, 2024.

Investment Securities. Investment securities available for sale and held to maturity decreased $5,000 to $11.6 million at March 31, 2024 compared to September 30, 2023. During the six months ended March 31, 2024, securities purchases of $890,000 were more than offset by sales, calls, maturities and repayments of $1.3 million, while the fair value of available for sale securities increased by $400,000.

The yield on investment securities was 2.26% for the six months ended March 31, 2024, compared to 1.86% for the six months ended March 31, 2023, reflecting the recent increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale increased $4.1 million, or 132.2% to $7.2 million at March 31, 2024 compared to $3.1 million at September 30, 2023. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. No sales of auto loans occurred during the six months ended March 31, 2024.

Net Loans. Net loans increased $4.2 million, or 3.2%, to $134.1 million at March 31, 2024 from $130.0 million at September 30, 2023. During the six months ended March 31, 2024, agricultural real estate loans increased $7.3 million, or 20.0%, to a total of $43.6 million at March 31, 2024 and construction and land loans increased $520,000, or 10.2%, to $5.6 million at March 31, 2024, while residential real estate loans decreased $3.2 million, or 4.3%, to $71.4 million at March 31, 2024, from $74.6 million at September 30, 2023 and consumer loans decreased $1.2 million, or 15.7%, to $6.4 million at March 31, 2024 compared to September 30, 2023.

The Bank’s overall loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, by continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Deposits. Deposits increased $9.1 million, or 7.4%, to $131.9 million at March 31, 2024 from $122.8 million at September 30, 2023. Core deposits, which we define as all deposits other than certificates of deposits, increased $1.5 million, or 1.7%, to $92.0 million at March 31, 2024 from $90.5 million at September 30, 2023. Certificates of deposit increased $7.6 million, or 23.6%, to $39.9 million at March 31, 2024 from $32.3 million at September 30, 2023. The increase in certificates of deposit was a result of depositors’ transfer of funds from lower-yielding accounts as well as a $5.0 million increase in brokered deposits during the period.

During the six months ended March 31, 2024, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $13.0 million at March 31, 2024, an increase of $1.0 million, or 8.3%, from the $12.0 million balance at September 30, 2023. At March 31, 2024, all advances are scheduled to mature within one year from March 31, 2024.

Shareholders’ Equity. Shareholders’ equity increased $673,000, or 3.0%, to $23.4 million at March 31, 2024, from $22.7 million at September 30, 2023. The increase resulted primarily from net income of $303,000 and a $316,000 increase to equity through the accumulated other comprehensive loss.

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

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$127,865	$1,817	5.68%	$118,750	$1,257	4.23%
Taxable securities	8,476	45	2.12	10,196	35	1.37
Tax-exempt securities	3,884	29	2.99	4,226	33	3.12
Interest-earning deposits and other	5,674	65	4.58	10,039	116	4.62
Total interest-earning assets	145,899	1,956	5.36	143,211	1,441	4.02
Noninterest-earning assets	21,667			6,743
Allowance for credit losses	(967)			(961)
Total assets	$166,599			$148,993

Interest-bearing liabilities:
Interest-bearing demand deposits	$37,554	37	0.39%	$43,652	7	0.06%
Savings deposits	38,533	5	0.05	44,286	4	0.04
Certificates of deposit	40,934	396	3.87	27,116	100	1.48
Total interest-bearing deposits	117,021	438	1.50	115,054	111	0.39
Federal Home Loan Bank advances	11,500	140	4.87	2,750	7	1.02
Total interest-bearing liabilities	128,521	578	1.80	117,804	118	0.40
Noninterest-bearing demand deposits	13,608			15,558
Other noninterest-bearing liabilities	2,195			5,159
Total liabilities	144,324			138,521
Equity	22,275			10,472
Total liabilities and equity	$166,599			$148,993
Net interest income		$1,378			$1,323
Net interest rate spread (2)			3.56%			3.62%
Net interest-earning assets (3)	$17,378			$25,407
Net interest margin (4)			3.78%			3.70%
Average interest-earning assets to interest-bearing liabilities	113.52%			121.57%

	For the Six Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$126,747	$3,532	5.57%	$118,747	$2,479	4.18%
Taxable securities	8,596	82	1.91%	10,282	76	1.48%
Tax-exempt securities	3,884	59	3.04%	4,124	58	2.81%
Interest-bearing deposits and other	6,878	160	4.65%	10,881	221	4.06%
Total interest-earning assets	146,105	3,833	5.25%	144,034	2,834	3.94%
Non-interest-earning assets	20,414			6,830
Allowance for loan losses	(962)			(967)
Total assets	$165,557			$149,897

Interest-bearing liabilities:
Interest-bearing demand	$35,872	44	0.25%	$44,301	10	0.05%
Savings accounts	38,928	10	0.05%	44,737	11	0.05%
Certificates of deposit	39,148	714	3.65%	26,029	138	1.06%
Total deposits	113,948	768	1.35%	115,067	159	0.28%
Federal Home Loan Bank advances	12,429	306	4.92%	2,857	14	0.98%
Total interest-bearing liabilities	126,377	1,074	1.70%	117,924	173	0.29%
Non-interest-bearing demand deposits	14,940			16,201
Other non-interest-bearing liabilities	1,869			1,822
Total liabilities	143,186			135,947
Equity	22,371			13,950
Total liabilities and equity	$165,557			$149,897
Net interest income		$2,759			$2,661
Net interest rate spread (2)			3.55%			3.65%
Net interest-earning assets (3)	$19,728			$26,110
Net interest margin (4)			3.78%			3.69%
Average interest-earning assets to interest-bearing liabilities	115.61%			122.14%

(1)	Net deferred fee income included in interest earned on loans totaled $18,000 and $22,000 for the three months ended March 31, 2024 and 2023, respectively, and $34,000 and $40,000 for the six months ended March 31, 2024 and 2023, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	March 31, 2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$102	$458	$560
Taxable securities	(7)	17	10
Tax-exempt securities	(3)	(1)	(4)
Other interest-earning assets	(50)	(1)	(51)
Total interest-earning assets	42	473	515

Interest-bearing liabilities:
Interest-bearing demand	(1)	31	30
Savings accounts	(1)	2	1
Certificates of deposit	71	225	296
Total deposits	69	258	327
Federal Home Loan Bank advances	61	72	133
Total interest-bearing liabilities	130	330	460

Change in net interest income	$(88)	$143	$55

	Six Months Ended
	March 31, 2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$176	$877	$1,053
Taxable securities	(13)	19	6
Tax-exempt securities	(3)	4	1
Other interest-earning assets	(90)	29	(61)
Total interest-earning assets	70	929	999

Interest-bearing liabilities:
Interest-bearing demand	(2)	36	34
Savings accounts	(1)	—	(1)
Certificates of deposit	99	477	576
Total deposits	96	513	609
Federal Home Loan Bank advances	133	159	292
Total interest-bearing liabilities	229	672	901

Change in net interest income	$(159)	$257	$98

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net income for the three months ended March 31, 2024, was $129,000, a decrease of $184,000, or 58.8%, compared to $303,000 for the three months ended March 31, 2023. The decrease in net income was primarily due to a $284,000 increase in noninterest expenses, which was partially offset by a $55,000 increase in net interest income, a $3,000 increase in noninterest income and a $41,000 decrease in income taxes.

Interest Income. Interest income increased $515,000, or 35.8%, to $2.0 million for the three months ended March 31, 2024 from $1.4 million for the three months ended March 31, 2023. This increase was attributable to a $559,000, or 44.5%, increase in interest on loans receivable, partially offset by an $51,000, or 43.6%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended March 31, 2024 increased by $9.1 million, or 7.7%, from the balance for the three months ended March 31, 2023, while the average yield on loans increased by 145 basis points to 5.68% for the three months ended March 31, 2024 from 4.23% for the three months ended March 31, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment period to period. As interest rates began to increase during the Bank’s fiscal 2022 year, and as these increases continued during 2023, the interest rates on the Bank’s adjustable-rate loans have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities decreased $2.1 million to $12.4 million for the three months ended March 31, 2024, from $14.4 million for the three months ended March 31, 2023, while the average yield on investment securities increased by 50 basis points to 2.39% for the three months ended March 31, 2024, from 1.89% for the three months ended March 31, 2023.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $51,000, or 43.6%, for the three months ended March 31, 2024, due primarily to a decrease in the average balance of $4.4 million, while the average yield of 4.58% for the three months ended March 31, 2024, was slightly lower than the 4.62% for the three months ended March 31, 2023.

Interest Expense. Total interest expense increased $461,000, or 391.6%, to $578,000 for the three months ended March 31, 2024, from $118,000 for the three months ended March 31, 2023. Interest expense on deposits increased $328,000, or 296.3%, due primarily to an increase of 111 basis points in the average cost of deposits to 1.50% for the three months ended March 31, 2024, from 0.39% for the three months ended March 31, 2023, and an increase of $2.0 million, or 1.7%, in the average balance of interest-bearing deposits to $117.0 million for the three months ended March 31, 2024, from $115.0 million for the three months ended March 31, 2023.

Interest expense on borrowings increased $133,000, or 1,887%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due to a 385 basis point increase in the weighted-average rate, to 4.87% for the three months ended March 31, 2024, and an $8.8 million increase in the average balance outstanding, to $11.5 million for the three months ended March 31, 2024, from $2.7 million for the three months ended March 31, 2023.

Net Interest Income. Net interest income increased $55,000, or 4.1%, to $1.4 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023. The increase reflected an increase in the net interest margin to 3.78% for the three months ended March 31, 2024, from 3.70% for the three months ended March 31, 2023, while the average net interest-earning assets decreased $8.0 million year to year. The net interest margin was impacted by a series of interest rate increases in the economy during 2023 and 2022.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” management determined that a provision for credit losses was not required for either of the three month periods ended March 31, 2024 and 2023. The allowance for credit losses was $967,000 at March 31, 2024 and $934,000 at September 30, 2023 and represented 0.70% of total loans at both March 31, 2024 and September 30, 2023. The increase in the allowance for credit losses was due to the adoption of ASU 2016-13 effective October 1, 2023, which resulted in an increase of $32,000 to the allowance. The determination over the adequacy of the allowance for credit losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $674,000 at March 31, 2024, compared to $477,000 at September 30, 2023. Classified loans totaled $674,000 at March 31, 2024, compared to $477,000 at September 30, 2023, and total loans past due greater than 30 days were $1.5 million and $1.3 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 127.1% at March 31, 2024 compared to 195.7% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $153,000 for the three months ended March 31, 2024, an increase of $3,000, or 2.3%, from the three months ended March 31, 2023. The increase was due primarily to an $11,000, or 47.2%, increase in late charges and fees on loans and a $6,000 gain on sale of foreclosed assets, which were partially offset by an $8,000 decrease in gains on sales of loans and a $6,000, or 34.8%, decrease in loan servicing fees.

Noninterest Expense. Noninterest expense increased $284,000, or 26.2%, to $1.4 million for the three months ended March 31, 2024, compared to $1.1 million for the three months ended March 31, 2023. The increase was due primarily to a $91,000, or 17.0%, increase in salaries and employee benefits, a $59,000, or 116.0%, increase in professional services, a $35,000, or 189.4%, increase in loan expenses and a $24,000, or 28.7%, increase in other expense.

The increase in salaries and employee benefits was due primarily to the expense associated with the new employee stock ownership plan (ESOP) and normal merit increases year-to-year. The increase in professional services was due primarily to additional audit and related expenses required in connection with the reporting requirements of a public stock company. The increase in other expense was due primarily to management’s decision to outsource maintenance and security of the Company’s information technology functions, which had previously been handled internally, along with an increase in expenses associated with foreclosed real estate.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased $41,000, or 53.3%, to $36,000 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in the income tax provision was due primarily to a $226,000, or 57.7% decrease in pretax income. The effective tax rates were 21.9% and 19.8% for the three months ended March 31, 2024 and 2023, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2024 and 2023

General. Net income for the six months ended March 31, 2024, was $303,000, a decrease of $339,000, or 52.9%, compared to $642,000 for the six months ended March 31, 2023. The decrease in net income was primarily due to a $549,000 increase in noninterest expenses, which was partially offset by a $98,000 increase in net interest income, a $38,000 increase in noninterest income and a $74,000 decrease in income taxes.

Interest Income. Interest income increased $999,000, or 35.2%, to $3.8 million for the six months ended March 31, 2024, from $2.8 million for the six months ended March 31, 2023. This increase was attributable to a $1.1 million, or 42.5%, increase in interest on loans receivable, partially offset by a $61,000, or 27.7%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the six months ended March 31, 2024 increased $8.0 million, or 6.7%, from the balance for the six months ended March 31, 2023, while the average yield on loans increased 139 basis points to 5.57% for the six months ended March 31, 2024 from 4.18% for the six months ended March 31, 2023. The increase in average yield on loans for the 2024 period reflects the increase in the overall interest rate environment period to period. As interest rates began to increase during the Bank’s fiscal 2022 year, and as these increases continued during 2023, the interest rates on the Bank’s adjustable-rate loans have adjusted upward and should continue to rise provided the higher interest rate environment persists.

The average balance of investment securities decreased $1.9 million to $12.5 million for the six months ended March 31, 2024, from $14.4 million for the six months ended March 31, 2023, while the average yield on investment securities increased 40 basis points to 2.26% for the six months ended March 31, 2024 from 1.86% for the six months ended March 31, 2023.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $61,000, or 27.7%, for the six months ended March 31, 2024, due to a decrease in the average balance of $4.0 million, partially offset by an increase in the average yield of 59 basis points, to 4.65% for the six months ended March 31, 2024 from 4.06% for the six months ended March 31, 2023. The increase in average yield was due to the increase in interest rates in the overall economy year-to-year.

Interest Expense. Total interest expense increased $901,000, or 519.4%, to $1.1 million for the six months ended March 31, 2024, from $173,000 for the six months ended March 31, 2023. Interest expense on deposits increased $609,000, or 382.4%, due primarily to an increase of 107 basis points in the average cost of deposits to 1.35% for the six months ended March 31, 2024 from 0.28% for the six months ended March 31, 2023, which was partially offset by a decrease of $1.1 million, or 1.0%, in the average balance of interest-bearing deposits to $113.9 million for the six months ended March 31, 2024 from $115.1 million for the six months ended March 31, 2023.

Interest expense on borrowings increased $292,000, or 2,049%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase was due to a 394 basis point increase in the weighted-average rate, to 4.92% for the six months ended March 31, 2024 and a $9.6 million increase in the average balance outstanding, to $12.4 million for the six months ended March 31, 2024 compared to the six months ended March 31, 2023.

Net Interest Income. Net interest income increased $98,000, or 3.7%, to $2.8 million for the six months ended March 31, 2024, compared to $2.7 million for the six months ended March 31, 2023. The increase reflected an increase in the net interest margin to 3.78% for the six months ended March 31, 2024, from 3.69% for the six months ended March 31, 2023, while the average net interest earning assets decreased $6.4 million year to year. The net interest margin was impacted by a series of interest rate increases in the economy during 2023 and 2022.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” management determined that a provision for credit losses was not required for either of the six months ended March 31, 2024 and 2023. The allowance for credit losses was $967,000 at March 31, 2024 and $934,000 at September 30, 2023 and represented 0.70% of total loans at both March 31, 2024 and September 30, 2023. The increase in the allowance for credit losses during the six months ended March 31, 2024, was due to the adoption of ASU 2016-13 effective October 1, 2023, which resulted in an increase of $32,000 to the allowance. The determination over the adequacy of the allowance for credit losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $674,000 at March 31, 2024, compared to $477,000 at September 30, 2023. Classified loans totaled $674,000 at March 31, 2024, compared to $477,000 at September 30, 2023, and total loans past due greater than 30 days were $1.5 million and $1.3 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 127.1% at March 31, 2024 compared to 195.7% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $315,000 for the six months ended March 31, 2024, an increase of $38,000, or 13.6%, from the six months ended March 31, 2023. The increase was due primarily to a $33,000, or 67.7%, increase in late charges and fees on loans, a $6,000 gain on sale of foreclosed assets, an $8,000 nonrecurring loss on sale of investments in the 2023 period and a $6,000, or 4.0%, increase in service fees on deposits, which were partially offset by an $8,000 decrease in gains on sales of loans.

Noninterest Expense. Noninterest expense increased $549,000, or 25.6%, to $2.7 million for the six months ended March 31, 2024, compared to $2.1 million for the six months ended March 31, 2023. The increase was due primarily to an $171,000, or 15.9%, increase in salaries and employee benefits, a $118,000, or 115.3%, increase in professional services, an $85,000, or 219.6%, increase in loan expenses and a $71,000, or 44.3%, increase in other expense.

The increase in salaries and employee benefits was due primarily to the expense associated with the new employee stock ownership plan (ESOP) which totaled $63,000 during the six months ended March 31, 2024, a $23,000, or 18.2%, increase in health insurance premiums and normal merit increases year-to-year. The increase in professional services was due primarily to additional audit and related expenses required in connection with the reporting requirements of a public stock company. The increase in loan expenses was due primarily to expenses related to the indirect auto loan program. The increase in other expense was due primarily to management’s decision to outsource maintenance and security of the Company’s information technology functions, which had previously been handled internally, along with an increase in expenses associated with foreclosed real estate and losses on customer returned checks and debit cards.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased by $74,000, or 47.9%, to $80,000 for the six months ended March 31, 2024, compared to $154,000 for the six months ended March 31, 2023. The decrease in the income tax provision was due primarily to a $413,000, or 51.9% decrease in pretax income. The effective tax rates were 20.9% and 19.3% for the six months ended March 31, 2024 and 2023, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our financial reporting disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended March 31, 2024, management identified inadvertent errors in the reporting of unpaid and unaccrued invoices for legal services.  These errors were determined to be a material weakness in internal controls over financial reporting.

During the quarter ended March 31, 2024, management implemented controls that it believes will remediate this weakness and strengthen its internal control over financial reporting including: implementing procedures to ensure the monthly collection, payment and accruals of all professional expenses.

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
101

The following materials for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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