Form 10-Q
period 2024-06-30
Mercer Bancorp, Inc.
filed 2024-08-14
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024. 1,022,970 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2024 (Unaudited) and September 30, 2023

	June 30,	September 30,
	2024	2023
Assets
Cash and due from banks	$1,706,239	$1,707,488
Interest-bearing deposits in other financial institutions	5,094,125	4,583,848
Cash and cash equivalents	6,800,364	6,291,336

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	11,285,267	11,449,715
Held-to-maturity securities	104,193	147,291
Loans held for sale	9,775,773	3,094,405
Loans receivable	140,801,600	130,901,654
Allowance for credit losses	(1,010,227)	(934,331)
Net loans	139,791,373	129,967,323

Premises and equipment	2,747,134	2,601,575
Foreclosed real estate	—	54,000
Federal Home Loan Bank stock	1,698,300	1,368,900
Bank owned life insurance	1,817,506	1,783,880
Accrued interest receivable	597,633	456,867
Federal Home Loan Bank lender risk account	480,031	490,411
Deferred federal income taxes	361,189	407,304
Other assets	1,090,365	833,606

Total assets	$176,649,128	$159,046,613

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$55,340,225	$50,597,494
Savings and money market	37,993,670	39,900,297
Time	38,567,961	32,317,957

Total deposits	131,901,856	122,815,748

Advances from the Federal Home Loan Bank - short term	16,000,000	11,000,000
Advances from the Federal Home Loan Bank - long term	4,000,000	1,000,000
Directors plan liability	418,608	444,770
Accrued interest payable and other liabilities	804,048	1,108,404

Total liabilities	153,124,512	136,368,922

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,022,970 shares	10,229	10,229
Additional paid-in capital	8,658,653	8,642,312
Shares acquired by ESOP	(754,329)	(818,380)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	16,125,833	15,703,856
Accumulated other comprehensive loss	(515,770)	(860,326)

Total shareholders' equity	23,524,616	22,677,691

Total liabilities and shareholders' equity	$176,649,128	$159,046,613

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended June 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest Income
Loans	$1,948,025	$1,361,999	$5,480,578	$3,841,127
Investment securities	85,889	64,916	226,832	198,969
Interest-bearing deposits and other	84,517	78,101	244,524	299,326

Total interest income	2,118,431	1,505,016	5,951,934	4,339,422

Interest Expense
Deposits	466,581	145,976	1,234,385	305,156
Federal Home Loan Bank advances	204,822	22,171	511,233	36,432

Total interest expense	671,403	168,147	1,745,618	341,588

Net Interest Income	1,447,028	1,336,869	4,206,316	3,997,834

Provision for Credit Losses	68,000	—	68,000	—

Net Interest Income After Provision for Credit Losses	1,379,028	1,336,869	4,138,316	3,997,834

Noninterest Income
Service fees on deposits	82,240	79,534	242,907	234,078
Late charges and fees on loans	68,847	86,107	151,824	135,595
Gain on sale of loans	—	—	—	7,951
Loan servicing fees	12,615	13,299	36,956	42,322
Gain (loss) on sale of investments	—	1,037	—	(7,012)
Gain on sale of foreclosed real estate	15,012	—	21,012	—
Bank owned life insurance	15,926	14,737	47,325	43,625
Life insurance death benefits	—	—	—	4,515
Other income	4,834	4,307	14,077	14,833

Total noninterest income	199,474	199,021	514,101	475,907

Noninterest Expense
Salaries and employee benefits	625,670	569,797	1,870,736	1,643,930
Directors fees	19,200	24,375	62,225	67,525
Occupancy and equipment	128,627	113,142	380,524	335,620
Data processing fees	181,418	132,417	456,962	396,859
Franchise taxes	39,268	22,752	100,351	72,294
FDIC insurance premiums	18,576	23,542	54,645	43,580
Professional services	127,640	62,256	348,151	164,666
Deposit account services expense	64,572	60,876	201,588	183,528
Advertising	23,214	27,128	89,634	71,485
Loan expenses	73,456	35,208	196,659	73,756
Other	107,882	103,719	339,174	264,019

Total noninterest expense	1,409,523	1,175,212	4,100,649	3,317,262

Income before income taxes	168,979	360,678	551,768	1,156,479

Provision for income taxes	24,349	72,950	104,511	226,850

Net Income	$144,630	$287,728	$447,257	$929,629

Earnings per share - basic and diluted	$0.15	n/a	$0.47	n/a

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended June 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$144,630	$287,728	$447,257	$929,629

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	36,642	(27,127)	436,148	224,928

Reclassification adjustment for realized (gain) loss on sales of securities	—	(1,037)	—	7,012

Tax (expense) benefit	(7,693)	5,914	(91,592)	(48,707)

Other comprehensive income (loss)	28,949	(22,250)	344,556	183,233

Comprehensive income	$173,579	$265,478	$791,813	$1,112,862

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended June 30, 2024 and 2023

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the three months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
June 30, 2024	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at April 1, 2024	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$15,981,203	$(544,719)	$23,351,037

Net income	—	—	—	—	—	144,630	—	144,630

Other comprehensive income	—	—	—	—	—	—	28,949	28,949

Balance at June 30, 2024	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$16,125,833	$(515,770)	$23,524,616

For the three months ended June 30, 2023
Balance at April 1, 2023	$—	$—	$—	$—	$—	$15,601,793	$(698,079)	$14,903,714

Net income	—	—	—	—	—	287,728	—	287,728

Other comprehensive loss	—	—	—	—	—	—	(22,250)	(22,250)

Balance at June 30, 2023	$-	$-	$-	$-	$-	$15,889,521	$(720,329)	$15,169,192

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the nine months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
June 30, 2024	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASU 2016-13	—	—	—	—	—	(25,280)	—	(25,280)

Net income	—	—	—	—	—	447,257	—	447,257

ESOP shares allocated to participants	—	16,341	64,051	—	—	—	—	80,392

Other comprehensive income	—	—	—	—	—	—	344,556	344,556

Balance at June 30, 2024	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$16,125,833	$(515,770)	$23,524,616

For the nine months ended June 30, 2023
Balance at October 1, 2022	$—	$—	$—	$—	$—	$14,959,892	$(903,562)	$14,056,330

Net income	—	—	—	—	—	929,629	—	929,629

Other comprehensive income	—	—	—	—	—	—	183,233	183,233

Balance at June 30, 2023	$—	$—	$—	$—	$—	$15,889,521	$(720,329)	$15,169,192

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2024 and 2023

	Nine Months Ended
	June 30,
	2024	2023
Operating Activities
Net income	$447,257	$929,629
Items not requiring (providing) cash:
Depreciation and amortization	275,795	224,828
Amortization of premiums and discounts	12,654	43,927
Amortization of deferred loan fees	(52,540)	(54,133)
Deferred income taxes	(38,757)	135,262
Provision for credit losses	68,000	—
Gain on sale of loans	—	(7,951)
Proceeds from sales of loans	—	286,784
Loans originated for sale	(7,004,062)	(7,185,360)
Loss on sale of investment securities	—	7,012
Gain on sale of foreclosed assets	(21,012)	—
ESOP compensation expense	80,392	—
Life insurance death benefits	—	(4,515)
Increase in cash surrender value of bank-owned life insurance	(47,325)	(43,625)
Changes in:
Accrued interest receivable	(140,766)	(46,213)
Other assets	(254,743)	(951,037)
Other liabilities	(316,819)	(4,174)

Net cash used in operating activities	(6,991,926)	(6,669,566)

Investing Activities
Purchases of available-for-sale securities	(1,829,371)	(1,959,701)
Proceeds from sales of available-for-sale securites	—	1,654,776
Proceeds from calls, maturities and paydowns of available-for-sale securities	2,418,427	1,407,420
Principal repayments on securities held-to-maturity	41,984	62,757
Net change in loans	(9,651,800)	(1,754,949)
Purchase of premises and equipment	(412,990)	(146,756)
Purchase of FHLB stock	(586,200)	—
Proceeds from redemption of FHLB stock	256,800	320,000
Proceeds from sale of foreclosed assets	177,996	18,000
Proceeds from death benefit of life insurance policies	—	541,987

Net cash (used in) provided by investing activities	(9,585,154)	143,534

Financing Activities
Net increase (decrease) in deposit accounts	9,086,108	(6,829,456)
Proceeds from FHLB advances	62,400,000	3,000,000
Repayment of FHLB advances	(54,400,000)	(1,000,000)
Proceeds from stock subscriptions	—	6,124,380

Net cash provided by financing activities	17,086,108	1,294,924

Increase (Decrease) in Cash and Cash Equivalents	509,028	(5,231,108)

Cash and Cash Equivalents, Beginning of Period	6,291,336	14,376,718

Cash and Cash Equivalents, End of Period	$6,800,364	$9,145,610

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,588,650	$270,728
Income taxes	398,000	126,809

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to assets acquired through foreclosure	$102,984	$18,000

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of June 30, 2024, and for the interim three and nine-month periods ended June 30, 2024 and 2023 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and nine-months ended June 30, 2024, are not necessarily indicative of the results to be obtained for the fiscal year ending September 30, 2024.

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

Principles of Consolidation

The consolidated financial statements as of and for the three and nine months ended June 30, 2024, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

The financial statements as of and for the three and nine months ended June 30, 2023, represent the Bank only, as the conversion to stock form, including the formation of Mercer Bancorp, was completed on July 26, 2023. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than nine months before returning a nonaccrual loan to accrual status.

When cash payments are received on individually evaluated loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Loans to borrowers experiencing financial difficulties that have been modified recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least nine months.

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

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at October 1, 2023 and June 30, 2024.

Accrued interest receivable on available-for-sale debt securities totaled $51,204 at June 30, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at October 1, 2023 and June 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Accrued interest receivable on held-to-maturity debt securities totaled $502 at June 30, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Accrued interest receivable on loans totaled $306,257 at June 30, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. Management concluded that no allowance for credit losses was required on unfunded commitments at October 1, 2023 and June 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

It is the Bank’s policy that any restructured loans on nonaccrual status prior to being restructured remain on nonaccrual status until nine months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Bank reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

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

The Company had no dilutive or potentially dilutive securities during the three and nine months ended June 30, 2024.

Earnings per share is not applicable to the three and nine months ended June 30, 2023, as the Company completed the stock offering and conversion to stock form on July 26, 2023.

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

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2024
U.S. Government agencies	3,883,325	15,163	(84,868)	3,813,620
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,168,371	12,649	(312,883)	3,868,137
State and political subdivisions	3,886,444	12,783	(295,717)	3,603,510

	$11,938,140	$40,595	$(693,468)	$11,285,267

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2023
U.S. Treasury securities	$999,565	$—	$(32,845)	$966,720
U.S. Government agencies	4,009,577	—	(184,807)	3,824,770
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,647,020	—	(414,789)	3,232,231
State and political subdivisions	3,882,574	—	(456,580)	3,425,994

	$12,538,736	$—	$(1,089,021)	$11,449,715

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
June 30, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$104,193	$—	$(3,388)	$100,805

September 30, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$147,291	$—	$(4,149)	$143,142

The Company had no allowance for credit losses on available-for-sale and held-to maturity securities at June 30, 2024.

The amortized cost and fair value of available-for-sale securities at June 30, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2024
Within one year	$1,000,538	$972,480
One to five years	2,462,826	2,387,620
Five to ten years	882,677	897,840
After ten years	3,423,728	3,159,190
	7,769,769	7,417,130
Mortgage-backed GSEs	4,168,371	3,868,137
Totals	$11,938,140	$11,285,267

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $486,000 and $468,000 at June 30, 2024 and September 30, 2023, respectively.

Proceeds from sales of available for sale securities totaled $1,654,776 during the nine months ended June 30, 2023, resulting in gross realized gains of $1,037 and gross realized losses of $8,049. There were no sales of securities during the three-month and nine-month periods ended June 30, 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 19 securities at June 30, 2024 and 28 securities at September 30, 2023, was approximately $8,870,000 and $11,450,000 or 79% and 100%, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit-related.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and September 30, 2023:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	—	—	2,915,780	(84,868)	2,915,780	(84,868)
Mortgage-backed Government Sponsored Enterprises (GSEs)	462,842	(1,022)	2,932,871	(311,861)	3,395,713	(312,883)
State and political subdivisions	517,370	(2,858)	2,041,445	(292,859)	2,558,815	(295,717)
	$980,212	$(3,880)	$7,890,096	$(689,588)	$8,870,308	$(693,468)

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$966,720	$(32,845)	$966,720	$(32,845)
U.S. Government agencies	—	—	3,824,770	(184,807)	3,824,770	(184,807)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	3,232,231	(414,789)	3,232,231	(414,789)
State and political subdivisions	1,481,544	(71,136)	1,944,450	(385,444)	3,425,994	(456,580)
	1,481,544	(71,136)	9,968,171	(1,017,885)	11,449,715	(1,089,021)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	143,142	(4,149)	143,142	(4,149)

Total temporarily impaired securities	$1,481,544	$(71,136)	$10,111,313	$(1,022,034)	$11,592,857	$(1,093,170)

U.S. Government Treasuries and Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at June 30, 2024.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at June 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	June 30,	September 30,
	2024	2023

Real estate loans:
Residential	$73,521,479	$74,561,278
Multi-family	1,272,725	1,309,586
Agricultural	48,860,392	36,378,192
Commercial	2,119,645	2,311,882
Construction and land	4,632,776	5,082,863
Home equity line of credit (HELOC)	4,776,940	4,708,023
Commercial and industrial	1,747,512	1,801,569
Consumer	6,151,727	7,652,164

Total loans	143,083,196	133,805,557

Less:
Undisbursed loans in process	1,949,315	2,578,282
Net deferred loan fees	332,281	325,621
Allowance for credit losses	1,010,227	934,331

Net loans	$139,791,373	$129,967,323

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at June 30, 2024 and September 30, 2023, were approximately $18,362,000 and $19,667,000 respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company adopted ASU 2016-13 effective October 1, 2023, which required implementation of the current expected credit loss (CECL) model in estimating the allowance for credit losses (ACL) valuation account. The implementation of the new standard resulted in a $32,000 increase to the overall balance of the Company’s allowance for credit losses (ACL). The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
		Provision
	Balance	(credit)			Balance
	April 1, 2024	for credit losses	Charge-offs	Recoveries	June 30, 2024

Real estate loans:
Residential	$743,796	$11,201	$—	$—	$754,997
Multi-family	2,848	(303)	—	—	2,545
Agricultural	96,743	978	—	—	97,721
Commercial	4,826	(1,587)	—	—	3,239
Construction and land	53,213	33,904	—	—	87,117
Home equity line of credit (HELOC)	15,837	(1,506)	—	—	14,331
Commercial and industrial	4,098	(1,603)	—	—	2,495
Consumer	45,343	26,916	(24,787)	310	47,782

Total loans	$966,704	$68,000	$(24,787)	$310	$1,010,227

	Three Months Ended June 30, 2023
		Provision
	Balance	(credit)			Balance
	April 1, 2023	for credit losses	Charge-offs	Recoveries	June 30, 2023

Real estate loans:
Residential	$647,131	$60,689	$—	$—	$707,820
Multi-family	11,438	960	—	—	12,398
Agricultural	222,079	(137,737)	—	—	84,342
Commercial	12,436	(7,365)	—	—	5,071
Construction and land	35,444	9,827	—	—	45,271
Home equity line of credit (HELOC)	10,456	24,104	—	—	34,560
Commercial and industrial	8,289	(92)	—	—	8,197
Consumer	13,572	49,614	—	30	63,216

Total loans	$960,845	$—	$—	$30	$960,875

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Nine Months Ended June 30, 2024
		Effect of	Provision
	Balance	adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	June 30, 2024
Real estate loans:
Residential	$738,230	$32,000	$(15,233)	$—	$—	$754,997
Multi-family	12,840	—	(10,295)	—	—	2,545
Agricultural	73,608	—	24,113	—	—	97,721
Commercial	4,678	—	(1,439)	—	—	3,239
Construction and land	49,835	—	37,282	—	—	87,117
Home equity line of credit (HELOC)	14,289	—	42	—	—	14,331
Commercial and industrial	3,645	—	(1,150)	—	—	2,495
Consumer	37,206	—	34,680	(24,787)	683	47,782

Total loans	$934,331	32,000	$68,000	$(24,787)	$683	$1,010,227

	Nine Months Ended June 30, 2023
		Provision
	Balance	(credit)			Balance
	October 1, 2022	for credit losses	Charge-offs	Recoveries	June 30, 2023

Real estate loans:
Residential	$623,649	$106,980	$(22,809)	$—	$707,820
Multi-family	11,008	1,390	—	—	12,398
Agricultural	199,011	(114,669)	—	—	84,342
Commercial	10,801	(5,730)	—	—	5,071
Construction and land	35,292	9,979	—	—	45,271
Home equity line of credit (HELOC)	69,234	(34,674)	—	—	34,560
Commercial and industrial	12,086	(3,889)	—	—	8,197
Consumer	22,573	40,613	—	30	63,216

Total loans	$983,654	$—	$(22,809)	$30	$960,875

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2024 and September 30, 2023:

	Allowance for credit losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

June 30, 2024
Real estate loans:
Residential	$—	$754,997	$—	$73,521,479
Multi-family	—	2,545	—	1,272,725
Agricultural	—	97,721	—	48,860,392
Commercial	—	3,239	—	2,119,645
Construction and land	—	87,117	—	4,632,776
Home equity line of credit (HELOC)	—	14,331	—	4,776,940
Commercial and industrial	—	2,495	—	1,747,512
Consumer	—	47,782	—	6,151,727

Total loans	$—	$1,010,227	$—	$143,083,196

	Allowance for credit losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

September 30, 2023
Real estate loans:
Residential	$—	$738,230	$—	$74,561,278
Multi-family	—	12,840	—	1,309,586
Agricultural	—	73,608	—	36,378,192
Commercial	—	4,678	—	2,311,882
Construction and land	—	49,835	—	5,082,863
Home equity line of credit (HELOC)	—	14,289	—	4,708,023
Commercial and industrial	—	3,645	—	1,801,569
Consumer	—	37,206	—	7,652,164

Total loans	$—	$934,331	$—	$133,805,557

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. The main risks for these loans are the depreciation of the collateral values (vehicles) and the financial condition of the borrowers. Major employment changes are specifically considered by management.

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of June 30, 2024 and September 30, 2023, follows:

	Term Loans Amortized Cost Basis by Origination Year
		For The Years Ending September 30,
	2024	2023	2022	2021	2020	2019	Prior	Total
June 30, 2024
Commercial real estate
Risk Rating
Pass	$-	$-	$754,222	$1,176,215	$-	$-	$189,208	$2,119,645
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$754,222	$1,176,215	$-	$-	$189,208	$2,119,645

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$2,984,546	$1,426,150	$69,077	$68,167	$50,782	$11,995	$22,059	$4,632,776
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,984,546	$1,426,150	$69,077	$68,167	$50,782	$11,995	$22,059	$4,632,776

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$123,385	$179,534	$293,765	$199,676	$578,434	$78,594	$294,124	$1,747,512
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$123,385	$179,534	$293,765	$199,676	$578,434	$78,594	$294,124	$1,747,512

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$961,654	$-	$-	$173,278	$137,793	$1,272,725
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$961,654	$-	$-	$173,278	$137,793	$1,272,725

Multi Family

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$14,801,145	$12,131,562	$9,150,462	$5,967,103	$3,637,109	$547,612	$2,625,399	$48,860,392
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$14,801,145	$12,131,562	$9,150,462	$5,967,103	$3,637,109	$547,612	$2,625,399	$48,860,392

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$17,909,076	$13,737,246	$11,229,180	$7,411,161	$4,266,325	$811,479	$3,268,583	$58,633,050
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$17,909,076	$13,737,246	$11,229,180	$7,411,161	$4,266,325	$811,479	$3,268,583	$58,633,050

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(In thousands)
September 30, 2023
Real estate loans:
Residential	$74,083,965	$—	$477,313	$—	$74,561,278
Multi-family	1,309,586	—	—	—	1,309,586
Agricultural	36,378,192	—	—	—	36,378,192
Commercial	2,311,882	—	—	—	2,311,882
Construction and land	5,082,863	—	—	—	5,082,863
Home equity line of credit (HELOC)	4,708,023	—	—	—	4,708,023
Commercial and industrial	1,801,569	—	—	—	1,801,569
Consumer	7,652,164	—	—	—	7,652,164

Total loans	$133,328,244	$—	$477,313	$—	$133,805,557

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Term Loans Amortized Cost Basis by Origination Year
		For The Years Ending September 30,
	2024	2023	2022	2021	2020	2019	Prior	Total
June 30, 2024
Residential real estate
Payment Performance
Performing	$6,145,014	$4,829,549	$15,037,019	$19,775,404	$6,821,556	$2,536,969	$18,135,252	$73,280,763
Nonperforming	-	-	-	-	-	102,313	138,403	240,716
Total	$6,145,014	$4,829,549	$15,037,019	$19,775,404	$6,821,556	$2,639,282	$18,273,655	$73,521,479

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$494,017	$932,465	$1,183,988	$822,954	$481,423	$298,287	$563,806	$4,776,940
Nonperforming	-	-	-	-	-	-	-	-
Total	$494,017	$932,465	$1,183,988	$822,954	$481,423	$298,287	$563,806	$4,776,940

Home equity
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$204,044	$5,494,987	$168,938	$60,555	$57,930	$34,500	$15,443	$6,036,397
Nonperforming	115,330	-	-	-	-	-	-	115,330
Total	$319,374	$5,494,987	$168,938	$60,555	$57,930	$34,500	$15,443	$6,151,727

Consumer
Current period gross charge-offs	$-	$24,787	$-	$-	$-	$-	$-	$24,787

Total
Payment Performance
Performing	$6,843,075	$11,257,001	$16,389,945	$20,658,913	$7,360,909	$2,869,756	$18,714,501	$84,094,100
Nonperforming	115,330	-	-	-	-	102,313	138,403	356,046
Total	$6,958,405	$11,257,001	$16,389,945	$20,658,913	$7,360,909	$2,972,069	$18,852,904	$84,450,146

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the nine months ended June 30, 2024 or the year ended September 30, 2023.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2024 and September 30, 2023:

	June 30, 2024
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Real estate loans:
Residential	$210,682	$48,274	$240,716	$499,672	$73,021,807	$73,521,479
Multi-family	—	—	—	—	1,272,725	1,272,725
Agricultural	479,200	—	—	479,200	48,381,192	48,860,392
Commercial	—	—	—	—	2,119,645	2,119,645
Construction and land	50,782	—	—	50,782	4,581,994	4,632,776
Home equity line of credit (HELOC)	—	—	—	—	4,776,940	4,776,940
Commercial and industrial	—	17,431	—	17,431	1,730,081	1,747,512
Consumer	218,443	21,841	115,330	355,614	5,796,113	6,151,727

Total	$959,107	$87,546	$356,046	$1,402,699	$141,680,497	$143,083,196

	September 30, 2023
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable

Real estate loans:
Residential	$482,844	$332,929	$477,313	$1,293,086	$73,268,192	$74,561,278
Multi-family	—	—	—	—	1,309,586	1,309,586
Agricultural	—	—	—	—	36,378,192	36,378,192
Commercial	—	—	—	—	2,311,882	2,311,882
Construction and land	—	—	—	—	5,082,863	5,082,863
Home equity line of credit (HELOC)	—	—	—	—	4,708,023	4,708,023
Commercial and industrial	—	—	—	—	1,801,569	1,801,569
Consumer	5,653	20,831	—	26,484	7,625,680	7,652,164

Total	$488,497	$353,760	$477,313	$1,319,570	$132,485,987	$133,805,557

The Company had no loans identified as collateral dependent as of June 30, 2024 and no loans identified as individually evaluated during the year ended September 30, 2023.

The Company had no loans greater than 90 days past due and accruing at June 30, 2024 and September 30, 2023. The Company’s total nonaccrual loans, none of which had an allowance for credit losses at June 30, 2024 and September 30, 2023, were as follows:

	June 30,	September 30,
	2024	2023
Residential real estate loans	$240,716	$477,313
Consumer	115,330	—

	$356,046	$477,313

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

There were no loans modified for borrowers experiencing financial difficulty during the nine months ended June 30, 2024 and 2023 and during the year ended September 30, 2023. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the nine months ended June 30, 2024 and 2023 and during the year ended September 30, 2023.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2024, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2024 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2024
Total Capital
(to Risk-Weighted Assets)	$21,599	16.7%	$10,337	8.0%	$12,921	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,589	15.9%	$7,753	6.0%	$10,337	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,589	15.9%	$5,814	4.5%	$8,399	6.5%

Tier I Capital
(to Average Total Assets)	$20,589	12.1%	$5,168	4.0%	$8,537	5.0%

As of September 30, 2023
Total Capital
(to Risk-Weighted Assets)	$21,079	19.0%	$8,897	8.0%	$11,121	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,145	18.1%	$6,672	6.0%	$8,897	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,145	18.1%	$5,004	4.5%	$7,228	6.5%

Tier I Capital
(to Average Total Assets)	$20,145	13.1%	$6,158	4.0%	$7,697	5.0%

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and September 30, 2023:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
U.S. Government agencies	$3,813,620	$—	$3,813,620	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,868,137	—	3,868,137	—
State and political subdivisions	3,603,510	—	3,603,510	—

September 30, 2023
U.S. Treasury securities	$966,720	$966,720	$—	$—
U.S. Government agencies	3,824,770	—	3,824,770	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,232,231	—	3,232,231	—
State and political subdivisions	3,425,994	—	3,425,994	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended June 30, 2024 and the year ended September 30, 2023.

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

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024 and September 30, 2023.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and cash equivalents	$6,800,364	$6,800,364	$6,800,364	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	9,775,773	9,952,787	—	—	9,952,787
Loans, net	139,791,373	130,476,128	—	—	130,476,128
FHLB Stock	1,698,300	1,698,300	—	1,698,300	—
Bank owned life insurance	1,817,506	1,817,506	1,817,506	—	—
Accrued interest receivable	597,633	597,633	597,633	—	—

Financial liabilities:
Deposits	131,901,856	133,277,895	93,333,895	—	39,944,000
FHLB advances - long term	16,000,000	15,984,800	—	15,984,800	—
FHLB advances - short term	4,000,000	3,996,200	—	3,996,200	—
Accrued interest payable	226,402	226,402	226,402	—	—

September 30, 2023
Financial assets:
Cash and cash equivalents	$6,291,336	$6,291,336	$6,291,336	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	3,094,405	3,096,000	—	—	3,096,000
Loans, net	129,967,323	115,340,546	—	—	115,340,546
FHLB Stock	1,368,900	1,368,900	—	1,368,900	—
Bank owned life insurance	1,783,880	1,783,880	1,783,880	—	—
Accrued interest receivable	456,867	456,867	456,867	—	—

Financial liabilities:
Deposits	122,815,748	123,426,791	90,497,791	—	32,929,000
FHLB advances	12,000,000	12,001,000	—	12,001,000	—
Accrued interest payable	69,434	69,434	69,434	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	June 30,	September 30,
	2024	2023
Commitments to originate loans	$3,948,191	$2,717,974
Undisbursed balance of loans closed	9,479,666	9,172,548

Total	$13,427,857	$11,890,522

Note 8 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released. Earnings per share is not applicable to the three and nine months ended June 30, 2023, as the Company completed the stock offering and conversion to stock form on July 26, 2023.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2024	2024

Net income	$144,630	$447,257

Weighted-average shares issued	1,022,970	1,022,970
Less weighted-average unearned ESOP shares	(76,382)	(78,194)

Weighted-average shares outstanding	946,588	944,776

Earnings per share - basic and diluted	$0.15	$0.47

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary policy;
●	changes in the interest rate environment that affect our margins and yields, the fair value of our financial instruments, our level of loan originations, or the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits, including the percentage of uninsured deposits in our portfolio;

●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

Accordingly, you should not place undue reliance on forward-looking statements.

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

Comparison of Financial Condition at June 30, 2024 and September 30, 2023

Total Assets. Total assets were $176.6 million at June 30, 2024, an increase of $17.6 million, or 11.1%, from September 30, 2023. The increase was primarily comprised of an increase in loans and loans held for sale of $16.5 million, and an increase in cash and cash equivalents of $509,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $509,000, or 8.1%, to $6.8 million at June 30, 2024 from $6.3 million at September 30, 2023. The increase was due primarily to an increase in deposits and borrowings during the nine months ended June 30, 2024.

Investment Securities. Investment securities available for sale and held to maturity decreased $208,000 to $11.4 million at June 30, 2024 compared to September 30, 2023. During the nine months ended June 30, 2024, securities purchases of $1.8 million were more than offset by sales, calls, maturities and repayments of $2.5 million, while the fair value of available for sale securities increased by $436,000.

The yield on investment securities was 2.43% for the nine months ended June 30, 2024, compared to 1.86% for the nine months ended June 30, 2023, reflecting the increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale increased $6.7 million, or 215.9% to $9.8 million at June 30, 2024 compared to $3.1 million at September 30, 2023. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. No sales of auto loans occurred during the nine months ended June 30, 2024.

Net Loans. Net loans increased $9.8 million, or 7.6%, to $139.8 million at June 30, 2024 from $130.0 million at September 30, 2023. During the nine months ended June 30, 2024, agricultural real estate loans increased $12.5 million, or 34.3%, to a total of $48.9 million at June 30, 2024, while residential real estate loans decreased $1.0 million, or 1.4%, to $73.5 million at June 30, 2024, from $74.6 million at September 30, 2023 and consumer loans decreased $1.5 million, or 19.6%, to $6.2 million at June 30, 2024 compared to September 30, 2023.

The Bank’s overall loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, by continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Deposits. Deposits increased $9.1 million, or 7.4%, to $131.9 million at June 30, 2024 from $122.8 million at September 30, 2023. Core deposits i.e., deposits other than certificates of deposit increased $2.8 million, or 3.1%, to $93.3 million at June 30, 2024 from $90.5 million at September 30, 2023. Certificates of deposit increased $6.3 million, or 19.3%, to $38.6 million at June 30, 2024 from $32.3 million at September 30, 2023. The increase in certificates of deposit was a result of depositors’ transfer of funds from lower-yielding accounts as well as a $5.0 million increase in brokered deposits during the period.

During the nine months ended June 30, 2024, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $20.0 million at June 30, 2024, an increase of $8.0 million, or 75.0%, from the $12.0 million balance at September 30, 2023. These advances were used to fund the increase in loans and loans held for sale during the period. Advances totaling $16.0 million are scheduled to mature within one year from June 30, 2024, and the remaining $4.0 million are scheduled to mature within two years from June 30, 2024

Shareholders’ Equity. Shareholders’ equity increased $847,000, or 3.7%, to $23.5 million at June 30, 2024, from $22.7 million at September 30, 2023. The increase resulted primarily from net income of $447,000 and a $345,000 increase to equity through a decrease in accumulated other comprehensive loss.

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

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans (1)	$146,343	$1,948	5.32%	$119,396	$1,362	4.56%
Taxable securities	8,517	56	2.63	9,533	37	1.55
Tax-exempt securities	3,886	29	2.99	4,115	28	2.72
Interest-earning deposits and other	5,969	85	5.70	8,021	78	3.89
Total interest-earning assets	164,715	2,118	5.14	141,065	1,505	4.27
Noninterest-earning assets	7,910			10,656
Allowance for credit losses	(948)			(961)
Total assets	$171,677			$150,760

Interest-bearing liabilities:
Interest-bearing demand deposits	$37,554	95	1.01%	$41,745	5	0.05%
Savings deposits	38,533	5	0.05	42,286	5	0.05
Certificates of deposit	40,934	366	3.58	29,095	136	1.87
Total interest-bearing deposits	117,021	466	1.59	113,126	146	0.52
Federal Home Loan Bank advances	16,150	205	5.08	3,500	22	2.51
Total interest-bearing liabilities	133,171	671	2.02	116,626	168	0.58
Noninterest-bearing demand deposits	13,608			18,016
Other noninterest-bearing liabilities	2,410			2,712
Total liabilities	149,189			137,354
Equity	22,488			13,406
Total liabilities and equity	$171,677			$150,760
Net interest income		$1,447			$1,337
Net interest rate spread (2)			3.12%			3.69%
Net interest-earning assets (3)	$31,544			$24,439
Net interest margin (4)			3.51%			3.79%
Average interest-earning assets to interest-bearing liabilities	123.69%			120.96%
(1)	Net deferred fee income included in interest earned on loans totaled $19,000 and $14,000 for the three months ended June 30, 2024 and 2023, respectively, and $53,000 and $54,000 for the nine months ended June 30, 2024 and 2023, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans (1)	$141,893	$5,481	5.15%	$119,011	$3,841	4.30%
Taxable securities	8,585	139	2.16	9,999	113	1.51
Tax-exempt securities	3,885	88	3.02	4,110	86	2.79
Interest-earning deposits and other	6,435	244	5.06	9,904	299	4.03
Total interest-earning assets	160,798	5,952	4.94	143,024	4,339	4.05
Noninterest-earning assets	7,780			8,067
Allowance for credit losses	(956)			(965)
Total assets	$167,622			$150,126

Interest-bearing liabilities:
Interest-bearing demand deposits	$37,476	139	0.49%	$43,412	15	0.05%
Savings deposits	38,677	15	0.05	43,903	16	0.05
Certificates of deposit	38,970	1,081	3.70	26,983	274	1.35
Total interest-bearing deposits	115,123	1,235	1.43	114,298	305	0.36
Federal Home Loan Bank advances	13,860	511	4.92	3,200	36	1.50
Total interest-bearing liabilities	128,983	1,746	1.80	117,498	341	0.39
Noninterest-bearing demand deposits	14,342			16,943
Other noninterest-bearing liabilities	1,914			1,915
Total liabilities	145,239			136,356
Equity	22,383			13,770
Total liabilities and equity	$167,622			$150,126
Net interest income		$4,206			$3,998
Net interest rate spread (2)			3.14%			3.66%
Net interest-earning assets (3)	$31,815			$25,526
Net interest margin (4)			3.49%			3.73%
Average interest-earning assets to interest-bearing liabilities	124.67%			121.72%

(1)	Net deferred fee income included in interest earned on loans totaled $19,000 and $14,000 for the three months ended June 30, 2024 and 2023, respectively, and $53,000 and $54,000 for the nine months ended June 30, 2024 and 2023, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$337	249	$586
Taxable securities	(4)	23	19
Tax exempt-securities	(2)	3	1
Interest-earning deposits and other	(23)	30	7
Total interest-earning assets	308	305	613

Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	91	90
Savings deposits	—	—	—
Certificates of deposit	71	159	230
Total interest-bearing deposits	70	250	320
Federal Home Loan Bank Advances	102	81	183
Total interest-bearing liabilities	172	331	503

Change in net interest income	$136	$(26)	$110

	Nine Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$811	$829	$1,640
Taxable securities	(18)	44	26
Tax exempt-securities	(5)	7	2
Interest-earning deposits and other	(121)	66	(55)
Total interest-earning assets	667	946	1,613

Interest-bearing liabilities:
Interest-bearing demand deposits	(2)	126	124
Savings deposits	(2)	1	(1)
Certificates of deposit	165	642	807
Total interest-bearing deposits	161	769	930
Federal Home Loan Bank Advances	282	193	475
Total interest-bearing liabilities	443	962	1,405

Change in net interest income	$224	$(16)	$208

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income for the three months ended June 30, 2024, was $145,000, a decrease of $143,000, or 49.7%, compared to $288,000 for the three months ended June 30, 2023. The decrease in net income was primarily due to a $234,000 increase in noninterest expenses and a $68,000 increase in the provision for credit losses, which were partially offset by a $110,000 increase in net interest income, and a $49,000 decrease in income taxes.

Interest Income. Interest income increased $613,000, or 40.8%, to $2.1 million for the three months ended June 30, 2024 from $1.5 million for the three months ended June 30, 2023. This increase was attributable to a $586,000, or 43.0%, increase in interest on loans receivable, a $21,000, or 32.3%, increase in interest on investment securities and a $6,000, or 8.2%, increase in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended June 30, 2024 increased by $26.9 million, or 22.6%, from the balance for the three months ended June 30, 2023, while the average yield on loans increased by 76 basis points to 5.32% for the three months ended June 30, 2024 from 4.56% for the three months ended June 30, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment year to year. As interest rates began to increase during the Company’s fiscal 2022 year, and as these increases continued during 2023, the interest rates on the Company’s adjustable-rate loans have adjusted upward.

The average balance of investment securities decreased $1.2 million to $12.4 million for the three months ended June 30, 2024, from $13.6 million for the three months ended June 30, 2023, while the average yield on investment securities increased by 83 basis points to 2.74% for the three months ended June 30, 2024, from 1.91% for the three months ended June 30, 2023.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $7,000, or 8.2%, for the three months ended June 30, 2024, due primarily to an increase in the average yield of 181 basis points to 5.70% for the three months ended June 30, 2024, from 3.89% for the three months ended June 30, 2023, despite the decrease in the average balance of $2.1 million.

Interest Expense. Total interest expense increased $503,000, or 299.3%, to $671,000 for the three months ended June 30, 2024, from $168,000 for the three months ended June 30, 2023. Interest expense on deposits increased

$320,000, or 219.6%, due primarily to an increase of 107 basis points in the average cost of deposits to 1.59% for the three months ended June 30, 2024, from 0.52% for the three months ended June 30, 2023, and an increase of $3.9 million, or 3.4%, in the average balance of interest-bearing deposits to $117.0 million for the three months ended June 30, 2024, from $113.1 million for the three months ended June 30, 2023.

Interest expense on borrowings increased $183,000, or 823.8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was due to a 257 basis point increase in the weighted-average rate, to 5.08% for the three months ended June 30, 2024, from 2.51% for the three months ended June 30, 2023, and a $12.7 million increase in the average balance outstanding, to $16.2 million for the three months ended June 30, 2024, from $3.5 million for the three months ended June 30, 2023.

Net Interest Income. Net interest income increased $110,000, or 8.2%, to $1.4 million for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023. The increase reflected an increase in the average net interest-earning assets of $7.1 million year to year while the net interest margin decreased to 3.51% for the three months ended June 30, 2024, from 3.79% for the three months ended June 30, 2023. The net interest margin was impacted by a series of interest rate increases in the economy during 2023 and 2022, as increases in rates paid on liabilities outpaced rates earned on assets.

Provision for Credit Losses. The provision for credit losses increased by $68,000 for the three-month period ended June 30, 2024 from the three months ended June 30, 2023. The allowance for credit losses was $1.0 million at June 30, 2024 and $934,000 at September 30, 2023 and represented 0.66% and 0.68% of total loans at June 30, 2024 and September 30, 2023, respectively. The increase in the allowance for credit losses was due primarily to the growth in loans over the period and to the adoption of ASU 2016-13 effective October 1, 2023, which resulted in an increase of $32,000 to the allowance, which were partially offset by net loan charge-offs of $24,000. The determination over the adequacy of the allowance for credit losses included consideration of the low balances of nonperforming loans and delinquent loans in both periods.

Total nonperforming loans were $356,000 at June 30, 2024, compared to $477,000 at September 30, 2023. Classified loans totaled $458,000 at June 30, 2024, compared to $477,000 at September 30, 2023, and total loans past due greater than 30 days were $1.4 million and $1.3 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 283.7% at June 30, 2024 compared to 195.7% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $199,000 for both the three months ended June 30, 2024 and the three months ended June 30, 2023. During the three months ended June 30, 2024, a decrease of $17,000, or 20.0%, in late charges and fees on loans was substantially offset by a $15,000 gain on sale of foreclosed real estate.

Noninterest Expense. Noninterest expense increased $234,000, or 19.9%, to $1.4 million for the three months ended June 30, 2024, compared to $1.2 million for the three months ended June 30, 2023. The increase was due primarily to a $56,000, or 9.8%, increase in salaries and employee benefits, a $49,000, or 37.0%, increase in data processing, a $65,000, or 105.0%, increase in professional services and a $38,000, or 108.6%, increase in loan expenses.

The increase in salaries and employee benefits was due primarily to the expense associated with the employee stock ownership plan (ESOP) established in July 2023 and normal merit increases year-to-year. The increase in professional services was due primarily to additional audit, legal and related expenses required in connection with the reporting requirements of a public stock company. The increase in data processing was due primarily to managements’

decision to outsource maintenance and security of the Company’s information technology functions, which had previously been handled internally. The increase in loan expenses was due primarily to the indirect auto loan program and the increase in lending volume during the period.

Noninterest expense can be expected to increase because of compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased by $49,000, or 66.6%, to $24,000 for the three months ended June 30, 2024, compared to $73,000 for the three months ended June 30, 2023. The decrease in the income tax provision was due primarily to a $192,000, or 53.2% decrease in pretax income. The effective tax rates were 14.4% and 19.8% for the three months ended June 30, 2024 and 2023, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2024 and 2023

General. Net income for the nine months ended June 30, 2024, was $447,000, a decrease of $482,000, or 51.9%, compared to $930,000 for the nine months ended June 30, 2023. The decrease in net income was primarily due to a $783,000 increase in noninterest expenses and a $68,000 increase in the provision for credit losses, which were partially offset by a $208,000 increase in net interest income, a $38,000 increase in noninterest income and an $122,000 decrease in income taxes.

Interest Income. Interest income increased $1.6 million, or 37.2%, to $6.0 million for the nine months ended June 30, 2024, from the nine months ended June 30, 2023. This increase was primarily attributable to a $1.6 million, or 42.7%, increase in interest on loans receivable, partially offset by a $55,000, or 18.3%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans increased by $22.9 million, or 19.2%, during the nine months ended June 30, 2024, from the balance for the nine months ended June 30, 2023, while the average yield on loans increased by 85 basis points to 5.15% for the nine months ended June 30, 2024 from 4.30% for the nine months ended June 30, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment year to year. As interest rates began to increase during the Bank’s fiscal 2022 year, and as these increases continued during 2023, the interest rates on the Bank’s adjustable-rate loans have adjusted upward.

The average balance of investment securities decreased $1.6 million to $12.5 million for the nine months ended June 30, 2024, from $14.1 million for the nine months ended June 30, 2023, while the average yield on investment securities increased by 55 basis points to 2.43% for the nine months ended June 30, 2024 from 1.88% for the nine months ended June 30, 2023.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $55,000, or 37.2%, for the nine months ended June 30, 2024, due to a decrease in the average balance of $3.5 million, partially offset by a 103 basis point increase in the average yield, to 5.06% for the nine months ended June 30, 2024 from 4.03% for the nine months ended June 30, 2023. The increase in average yield was due to the increase in interest rates in the overall economy year-to-year.

Interest Expense. Total interest expense increased $1.4 million, or 411.0%, to $1.7 million for the nine months ended June 30, 2024, from $342,000 for the nine months ended June 30, 2023. Interest expense on deposits increased $929,000, or 304.5%, due primarily to an increase of 107 basis points in the average cost of deposits to 1.43% for the nine months ended June 30, 2024 from 0.36% for the nine months ended June 30, 2023, and an increase of $825,000, or 0.7%, in the average balance of interest-bearing deposits to $115.1 million for the nine months ended June 30, 2024 from $114.3 million for the nine months ended June 30, 2023.

Interest expense on borrowings increased $475,000, or 1,303%, to $511,000 for the nine months ended June 30, 2024, compared to $36,000 for the nine months ended June 30, 2023. The increase was due to a 342 basis point increase in the weighted-average rate, to 4.92% for the nine months ended June 30, 2024 and a $10.7 million increase in the average balance outstanding, to $13.9 million for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023.

Net Interest Income. Net interest income increased $208,000, or 5.2%, to $4.2 million for the nine months ended June 30, 2024, compared to $4.0 million for the nine months ended June 30, 2023. The increase reflected a $6.3 million increase in average net interest earning assets year to year, which was partially offset by a decrease in the net interest margin to 3.49% for the nine months ended June 30, 2024, from 3.73% for the nine months ended June 30, 2023. The net interest margin was impacted by a series of interest rate increases in the economy during 2023 and 2022, as increases in rates paid on liabilities outpaced rates earned on assets.

Provision for Credit Losses. The provision for credit losses increased by $68,000 for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. The allowance for credit losses was $1.0 million at June 30, 2024 and $934,000 at September 30, 2023 and represented 0.66% and 0.68% of total loans at June 30, 2024 and September 30, 2023, respectively. The increase in the allowance for credit losses during the nine months ended June 30, 2024, was due primarily to the growth in loans and to the adoption of ASU 2016-13 effective October 1, 2023, which resulted in an increase of $32,000 to the allowance, partially offset by net loan charge-offs of $24,000. The determination over the adequacy of the allowance for credit losses was due primarily to the low balances of nonperforming loans and delinquent loans in both periods.

Total nonperforming loans were $356,000 at June 30, 2024, compared to $477,000 at September 30, 2023. Classified loans totaled $458,000 at June 30, 2024, compared to $477,000 at September 30, 2023, and total loans past due greater than 30 days were $1.4 million and $1.3 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 283.7% at June 30, 2024 compared to 195.7% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $514,000 for the nine months ended June 30, 2024, an increase of $38,000, or 8.0%, from the nine months ended June 30, 2023. The increase was due primarily to a $21,000 gain on the sale of foreclosed assets and a $16,000, or 12.0%, increase in late charges and fees on loans.

Noninterest Expense. Noninterest expense increased $783,000, or 23.6%, to $4.1 million for the nine months ended June 30, 2024, compared to $3.3 million for the nine months ended June 30, 2023. The increase was due primarily to a $237,000, or 13.8%, increase in salaries and employee benefits, a $183,000, or 111.4%, increase in professional services, a $123,000, or 166.6%, increase in loan expenses, a $60,000, or 15.1%, increase in data processing and a $75,000, or 28.5%, increase in other expense.

The increase in salaries and employee benefits was due primarily to the expense associated with the employee stock ownership plan (ESOP) established in July 2023 which totaled $81,000 during the nine months ended June 30, 2024, a $33,000, or 16.5%, increase in health insurance premiums and normal merit increases year-to-year. The increase in professional services was due primarily to additional audit, legal and related expenses required in connection with the reporting requirements of a public stock company. The increase in loan expenses was due primarily to expenses related to the indirect auto loan program and the increase in loan origination volume year-to-year. The increase in data processing was due primarily to managements’ decision to outsource maintenance and security of the Company’s information technology functions, which had previously been handled internally. The increase in other expense was due primarily to an increase in expenses associated with foreclosed real estate and losses on customer returned checks and debit cards.

Noninterest expense can be expected to increase due to compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased by $122,000, or 53.9%, to $105,000 for the nine months ended June 30, 2024, compared to $227,000 for the nine months ended June 30, 2023. The decrease in the income tax provision was due primarily to a $605,000, or 52.3% decrease in pretax income. The effective tax rates were 18.9% and 19.6% for the nine months ended June 30, 2024 and 2023, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our financial reporting disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management, including the principal executive officer and the principal financial officer, concluded as of June 30, 2024, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the following: During the quarter ended March 31, 2024, management identified inadvertent errors in the reporting of unpaid and unaccrued invoices for legal services.  These errors were determined to be a material weakness in internal controls over financial reporting.

During the quarters ended March 31, 2024 and June 30, 2024, management implemented controls that it believes will remediate this weakness and strengthen its internal control over financial reporting including: implementing procedures to ensure the monthly collection, payment and accruals of all professional expenses. There were no other changes to our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101

The following materials for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

Date: August 14, 2024	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: August 14, 2024	/s/Sherman E. Crum
Sherman E. Crum
Principal Financial Officer