Form 10-K
period 2024-09-30
Mercer Bancorp, Inc.
filed 2025-01-14
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The number of shares of Registrant’s common stock outstanding as of December 1, 2024 was 1,022,970.

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

As of September 30, 2024, the Company had consolidated total assets of $181.7 million, total deposits of $134.6 million and stockholders’ equity of $24.0 million. Since its incorporation, Mercer Bancorp’s primary business activities have included holding the common stock of the Bank, contributions to the Mercer Savings Charitable Foundation, Inc., retaining approximately 50.0% of the net proceeds of our initial stock offering, and making a loan to the Bank’s Employee Stock Ownership Plan.

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

As of September 30, 2024, we had 33 employees, including 26 full-time employees.

The Bank’s main office is located at 1100 Irmscher Blvd, Celina, Ohio 45822, and its telephone number at that address is (419) 586-5158. Our website address is www.mercersavings.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

We consider our primary market area for loan originations and deposit gathering to be Mercer and Darke Counties in western Ohio and contiguous areas, including Adams and Jay Counties in eastern Indiana. We conduct our business through four branch offices in rural communities in western Ohio. We have two branch offices in Celina, Ohio, which is the county seat of Mercer County, as well as one office in Fort Recovery, Ohio, and one office in Greenville, Ohio, which is the county seat of adjacent Darke County. We also intend to expand our geographic footprint and establish a fifth branch office during 2025 in Adams County in eastern Indiana, where we are an active lender. We have purchased property in Berne, Indiana for the construction of a new branch office. We believe this branch location will expand our access to customers and core deposits in that part of our market area. In addition to our branch network, we offer online and mobile banking.

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

According to published statistics, the 2024 estimated population of Mercer and Darke Counties is 42,454 and 51,415, respectively. Additionally, the 2024 estimated population of Adams and Jay Counties is 36,425 and 19,946, respectively. Estimated 2024 median household income is $68,692 for Mercer County and $64,500 for Darke County, compared to $62,262 statewide and $69,244 nationwide. Estimated 2024 median household income is $88,000 for Adams County and $50,900 for Jay County. The September 2024 unemployment rate for Mercer County was 3.1% and 3.8% for Darke County, compared to 4.5% statewide and 4.1% nationwide. The September 2023 unemployment rate for Mercer County was 2.4% and 3.0% for Darke County, compared to 3.5% statewide and 3.6% nationwide.

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2024 (the most recent date for which FDIC data is publicly available), we were ranked fifth among the nine FDIC-insured financial institutions with offices in Mercer County, with a market share of deposits of 5.74%, and tenth among the eleven FDIC-insured financial institutions with offices in Darke County, with a market share of deposits of 1.68%.

Lending Activities

General. Loans are our primary interest-earning asset. At September 30, 2024, net loans, excluding loans held for sale, represented 79.8% of our total assets. Our loan portfolio consists predominantly of residential mortgage loans secured by one- to four-family residential properties in our primary market area. At September 30, 2024, one- to four-family residential mortgages represented 49.3% of our total loan portfolio. We also have significant experience in originating agricultural real estate loans secured by farmland. At September 30, 2024, agricultural real estate loans represented 36.0% of our total loan portfolio. To a lesser extent, we also originate multifamily real estate loans, commercial real estate loans, construction and land loans, home equity lines of credit, commercial and industrial loans, and consumer loans. In January 2023, we began implementing an indirect automobile lending program. At September 30, 2024, $4.7 million, or 3.2% of our total loan portfolio, consisted of indirect automobile loans held for investment and we had an additional $10.5 million of automobile loans held for sale.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Loan balances exclude loans held for sale, which totaled $10.5 million and $3.1 million at September 30, 2024 and September 30, 2023, respectively.

	At September 30,

	2024		2023
	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family	$73,285,469	49.3%	$74,561,278	55.7%
Multifamily	1,259,640	0.8	1,309,586	1.0
Agricultural	53,523,748	36.0	36,378,192	27.2
Commercial	2,453,082	1.7	2,311,882	1.7
Construction and land	6,024,429	4.1	5,082,863	3.8
Home equity lines of credit	4,959,058	3.3	4,708,023	3.5
Commercial and industrial loans	1,666,188	1.1	1,801,569	1.4
Consumer loans	5,518,844	3.7	7,652,164	5.7
Total	148,690,458	100.0%	133,805,557	100.0%

Less:
Undisbursed loans in process	2,309,368		2,578,282
Net deferred loan fees	339,455		325,621
Allowance for credit losses	963,268		934,331
Loans, net	$145,078,367		$129,967,323

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Real Estate
					Construction		Commercial
	Residential	Multifamily	Agricultural	Commercial	and Land	HELOC	Industrial	Consumer	Total

Due During the Years Ending September 30,
2025	$9,453	$—	$—	$—	$500,000	$81,086	$332,457	$89,078	$1,012,074
2026 to 2029	833,110	—	5,219	208,355	370,213	528,301	556,789	3,701,609	6,203,596
2030 to 2039	20,417,525	304,161	1,788,351	472,466	692,375	3,141,266	776,942	1,728,157	29,321,243
2040 and beyond	52,025,381	955,479	51,730,178	1,772,261	4,461,841	1,208,405	-	-	112,153,545
Total Loans	$73,285,469	$1,259,640	$53,523,748	$2,453,082	$6,024,429	$4,959,058	$1,666,188	$5,518,844	$148,690,458

The following table sets forth our fixed and adjustable rate loans at September 30, 2024 that are contractually due after September 30, 2025.

	Due After September 30, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
Residential	$34,994,990	$38,281,026	$73,276,016
Multifamily	1,087,706	171,934	1,259,640
Agricultural	2,481,359	51,042,389	53,523,748
Commercial	557,830	1,895,252	2,453,082
Construction and land	4,242,440	1,281,989	5,524,429
Home equity lines of credit (HELOC)	—	4,877,972	4,877,972
Commercial and industrial	551,381	782,350	1,333,731
Consumer	5,429,766	—	5,429,766
Total	$49,345,472	$98,332,912	$147,678,384

Residential Mortgage Lending. At September 30, 2024, we had $73.3 million of loans secured by one- to four-family residential real estate, representing 49.3% of total loans. Our one- to four-family residential real estate loans are generally secured by owner-occupied properties located in our primary market area, for which we are generally in the first lien position.

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

Agricultural Real Estate Loans. At September 30, 2024, we had $53.5 million in agricultural real estate loans, representing 36.0% of total loans. These loans are generally secured by owner-occupied farmland located in our primary market area.

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

Indirect Automobile and Other Consumer Loans. At September 30, 2024, consumer loans were $5.5 million, or 3.7% of total loans. Our consumer loans are primarily secured by motor vehicles. Consumer loans may have fixed or adjustable interest rates and terms up to seven years, depending on the type of collateral and creditworthiness of the borrower, with loan-to-value ratios up to 110%.

In January 2023, we began implementing an indirect automobile lending program, in which loan applications are referred to us by car dealerships, and intend to prudently grow this segment of our loan portfolio. Automobile loans generally have higher yields than one to-four family real estate loans and shorter maturities, which can help manage interest rate risk. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We also intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. No sales occurred during the year ended September 30, 2024.

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

Construction and Land Loans. At September 30, 2024, we had $6.0 million in construction and land loans, representing 4.1% of our total loan portfolio. We make residential construction loans primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We generally do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated, although we may consider such loans. Our residential construction loans are underwritten to the same guidelines as permanent residential mortgage loans. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development.

We may also make commercial construction loans, which are underwritten to the same guidelines as commercial mortgage loans. At September 30, 2024, we had commercial construction loans, primarily secured by agricultural real estate, with an aggregate balance of $3.3 million.

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

Multifamily and Commercial Real Estate Loans. Historically, we have not emphasized commercial real estate and multifamily lending, as our market area does not provide significant opportunities for the origination of these types of loans. At September 30, 2024, we had $1.3 million in multifamily real estate loans, representing 0.8% of our total loans, and $2.5 million in commercial real estate loans, representing 1.7% of total loans. Our multifamily real estate loans are generally secured by properties with five or more residential units located in our primary market area. Our commercial real estate loans are generally secured primarily by owner-occupied properties in our primary market area, including retail store fronts and a golf course.

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

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At September 30, 2024, the outstanding balance of home equity lines of credit was $5.0 million, or 3.3% of total loans. The loan to value ratio is generally up to 90% if we have the first lien on the collateral property, or 80% if we do not. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

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

Commercial and Industrial Loans. Historically, we have not emphasized commercial business lending. At September 30, 2024, commercial and industrial loans were $1.7 million, or 1.1% of total loans. Our commercial and industrial loans include both term loans and lines of credit made with either fixed or adjustable interest rates. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 70% of the value of the collateral securing the loan. At September 30, 2024, our commercial business loans also included a $551,000 participation in a pool of loans made to healthcare providers through Bankers Healthcare Group.

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

We generally retain the loans that we originate in our portfolio. However, in recent years, subject to market conditions and periodic review of our asset/liability management needs, we have determined to sell certain conforming, fixed-rate residential mortgages with longer terms to the Federal Home Loan Bank upon origination, with servicing rights retained, to help limit our interest rate risk exposure and generate fee income. Federal Home Loan Bank secondary market guidelines include limits as to loan amount, property type and size, and other parameters. We have generally been successful in selling selected conforming loans. We did not originate any residential real estate loans for sale and did not sell any loans during the year ended September 30, 2024. We sold $287,000 of residential loans held for sale and recognized gains on sale of loans of $7,951 during the year ended September 30, 2023. Additionally, we began originating indirect automobile loans during 2023, and we intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. We did not sell any indirect automobile loans during the years ended September 30, 2024, and 2023. Loans held for sale were comprised solely of indirect auto loans.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Mercer Savings Bank’s unimpaired capital and surplus. For us, this limit was $3.6 million as of September 30, 2024. Such limit may be increased to 25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans. At September 30, 2024, our largest credit relationship with one borrower consisted of 2 loans with an aggregate outstanding balance of $1.3 million, secured by farmland. At September 30, 2024, these loans were performing according to their original terms.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At September 30, 2024, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modifications Made to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At September 30, 2024, we had no loans modified for borrowers experiencing financial difficulties.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At September 30,
	2024			2023
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due

Real estate loans:
One- to four-family	$498,008	$184,393	$269,206	$482,844	$332,929	$477,313
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction and land	—	—	50,782	—	—	—
Home equity lines of credit	74,969	—	—	—	—	—
Commercial and industrial loans	3,516	—	17,431	—	—	—
Consumer loans	113,123	—	48,357	5,653	20,831	—
Total	$689,616	$184,393	$385,776	$488,497	$353,760	$477,313

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including modifications to borrowers experiencing financial difficulty on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. We had no modifications to borrowers experiencing financial difficulty at September 30, 2024 or September 30, 2023. We had no loans in the process of foreclosure at September 30, 2024.

	At September 30,
	2024	2023

	(Dollars in thousands)
Non-performing loans:
Real estate loans:
One- to four-family	$269,206	$477,313
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	50,782	—
Home equity lines of credit	—	—
Commercial and industrial loans	17,431	—
Consumer loans	21,841	—
Total non-performing loans	359,260	477,313

Loans past due greater than 90 days and accruing
Consumer loans	26,516	—
Foreclosed assets	—	54,000

Total non-performing assets	$385,776	$531,313

Total non-performing loans to total loans	0.26%	0.36%
Total non- performing loans to total assets	0.21%	0.30%
Total non-performing assets to total assets	0.21%	0.33%

Total loans	148,690,458	133,805,557
Total assets	181,748,216	159,046,613

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

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

The table below sets forth our classified loans at the dates indicated.

	At September 30,
	2024	2023

Substandard loans	$359,260	$477,313
Doubtful loans	—	—
Loss loans	—	—
Total classified assets	$359,260	$477,313

Special mention assets	$—	$—
Foreclosed real estate	—	54,000

Other Loans of Concern. At September 30, 2024, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses

The allowance for credit losses on loans represents management’s estimate of lifetime credit losses on loans as of the reporting date. Management uses relevant available information, from both internal and external sources, related to historical experience, current conditions and reasonable and supportable forecasts. Expected credit losses are measured on a pool basis when similar risk characteristics exist by applying a loss rate based on historical data to each loan pool over the estimated remaining life of the loan pool. The loss rate is adjusted for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience, including adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and other economic conditions. Loans that do not share risk characteristics are measured on an individual basis. When a borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit loss is based on the fair value of collateral at the reporting date, adjusted for costs to sell. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for credit losses.

A new credit loss accounting standard, the Current Expected Credit Loss standard (“CECL”), became effective for the Company on October 1, 2023. CECL requires the determination of periodic estimates of lifetime expected credit losses on financial instruments and recognize the expected credit losses as allowances for credit losses. CECL required us to change from the former method of providing allowances for loan losses that are incurred or probable, which requires us to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL required us to increase the allowance for credit losses on loans by $32,000 effective October 1, 2023.

As an integral part of their examination process, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Year
	Ended
	September 30,
	2024	2023

Allowance for credit losses at beginning of period	$934,331	$983,654
Provision for credit losses	63,000	—
Charge-offs:
Real estate loans:
One- to four-family	—	(49,353)
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans	(66,864)	—
Total charge-offs	(66,864)	(49,353)

Recoveries:
Real estate loans:
One- to four-family	—	—
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans	801	30
Total recoveries	801	30

Net charge-offs	(66,063)	(49,323)

Effect of adoption of ASC 326	32,000	—

Allowance at end of period	$963,268	$934,331

Allowance for credit losses to total loans outstanding at end of period	0.65%	0.70%
Nonperforming loans to total loans outstanding at end of period	0.26%	0.36%
Allowance for credit losses to nonperforming loans at end of period	249.70%	195.75%
Net charge-offs to average loans outstanding during period	0.05%	0.04%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Year Ended
	September 30,
	2024	2023
Net (charge-offs) recoveries to average loans outstanding during the period:
Real estate loans:
One- to four-family	—	0.06%
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans	1.21%	—

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2024			2023
		Percent of
		Allowance	Percent of		Percent of
		in	Loans in		Allowance	Percent of
		Category	Category		in	Loans in
	Allowance	to	to	Allowance	Category	Category
	for Credit	Total	Total	for Credit	to Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

Real estate loans:
One- to four-family	$691,852	71.8%	49.3%	$738,230	79.0%	55.7%
Multifamily	2,525	0.3	0.8	12,840	1.4	1.0
Agricultural	107,284	11.1	36.0	73,608	7.9	27.2
Commercial	4,917	0.5	1.7	4,678	0.5	1.7
Construction and land	92,660	9.6	4.1	49,835	5.3	3.8
Home equity lines of credit	14,910	1.6	3.3	14,289	1.5	3.5
Commercial and industrial loans	3,314	0.3	1.1	3,645	0.4	1.4
Consumer loans	45,806	4.8	3.7	37,206	4.0	5.7
Total allowance on loans	963,268	100.0%	100.0%	934,331	100.0%	100.0%
Off Balance Sheet Commitments	5,000			—
Total	$968,268			$934,331

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, our regulators will periodically review our allowance for credit losses. Our regulators may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

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

At September 30, 2024, our investment portfolio consisted of U.S. Government agency securities and mortgage backed securities issued by U.S. government-sponsored enterprises, and municipal securities. At September 30, 2024, we also owned $1.9 million of Federal Home Loan Bank of Cincinnati stock. As a member of Federal Home Loan Bank of Cincinnati, we are required to purchase stock in the Federal Home Loan Bank of Cincinnati, which is carried at cost and classified as a restricted investment.

The following table sets forth the maturities and weighted average yields of debt securities not carried at fair value through earnings as of September 30, 2024 and September 30, 2023. Weighted average yields are as of the period end. Tax-equivalent yield is presented for tax-exempt municipal securities.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

September 30, 2024

Held-to-maturity:
Mortgage-backed GSEs	$—	—%	$10,838	2.26%	$18,175	3.20%	$63,828	5.56%

Available-for-sale:
U.S. Government Agencies	$1,000,288	0.28%	$2,000,000	3.44%	$473,171	5.16%	$—	—%
Mortgage-backed GSEs	—	—%	118,948	1.98%	—	—%	4,516,927	1.88%
State and political subdivisions	—	—%	—	—%	—	—%	3,421,238	3.07%
	1,000,288	0.28%	2,118,948	3.36%	473,171	5.16%	7,938,165	3.05%

September 30, 2023

Held-to-maturity:
Mortgage-backed GSEs	$—	—%	$44,770	2.20%	$25,041	3.24%	$77,480	3.58%

Available-for-sale:
U.S. Treasury Securities	$999,565	0.32%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	1,000,158	0.17%	3,009,419	1.91%	—	—%	—	—%
Mortgage-backed GSEs	—	—%	—	—%	172,625	1.94%	3,474,395	2.00%
State and political subdivisions	—	—%	451,722	3.23%	—	—%	3,430,852	2.99%
	1,999,723	0.24%	3,461,141	2.08%	172,625	1.94%	6,905,247	2.49%

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

The following table sets forth the distribution of average total deposits by account type at the dates indicated.

	At September 30,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$14,282	10.9%	0.00%	$17,083	13.2%	0.00%
Interest-bearing demand deposits	38,215	29.3	0.03	41,647	32.1	0.03
Savings deposits	38,257	29.3	0.62	43,006	33.2	0.06
Certificates of deposit	39,714	30.4	3.74	27,823	21.5	1.60
Total	$130,468	100.00%	1.33%	$129,559	100.00%	0.45%

We consider our core deposits to include savings accounts, money market accounts, other savings deposits and checking accounts. Core deposits totaled $91.7 million, or 68.1% of total deposits, at September 30, 2024.

As of September 30, 2024 and September 30, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $25.0 million and $15.6 million, respectively. In addition, as of September 30, 2024, the aggregate amount of all our uninsured certificates of deposit was $969,000. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth our uninsured time deposits at September 30, 2024 by time remaining until maturity.

At September 30, 2024
(In thousands)
Maturity Period:
Three months or less	$467
Over six through three months	407
Over six through twelve months	—
Over twelve months	95
Total	$969

Borrowings. We may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2024, we had $15.0 million in outstanding advances from the Federal Home Loan Bank of Cincinnati. At September 30, 2024, based on available collateral and our ownership of Federal Home Loan Bank of Cincinnati common stock, we had access to up to $23.2 million of advances from the Federal Home Loan Bank of Cincinnati. At September 30, 2024, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $11.0 million. The Bank had $7.0 million drawn on this line at September 30, 2024.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The Bank was considered “well capitalized” for regulatory capital purposes as of September 30, 2024.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) for institutions of the Bank’s size ranged from 1.5 to 30 basis points of each institution’s total assets less tangible capital through December 31, 2023. The FDIC adopted a final rule in October 2023 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size currently range from 2.5 to 32 basis points. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to revise the regulations implementing the CRA. The final rule took effect on April 1, 2024, with staggered compliance dates; the applicability date for most of the provisions is January 1, 2026. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, banks with total assets of less than $600 million as of December 31 in either of the prior two calendar years, such as the Bank, have the option to maintain the current CRA evaluation framework, referred to in the final rule as the “Small Bank Lending Test,” or opt into a new “Retail Lending Test.” The Retail Lending Test evaluates a bank’s record of helping to meet the credit needs of its community through the origination and purchase of home mortgage, multifamily, small business, small farm and, in certain cases, automobile loans. Banks of all sizes will maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The final rule continues the current approach of requiring banks to delineate specific “facility-based assessment areas,” which comprise the areas around a bank’s main office, branches, and deposit-taking remote service facilities (e.g., ATMs). A small bank that opts to be evaluated under the Retail Lending Test and that conducts a majority of its retail lending outside of its facility-based assessment area will have its retail lending performance evaluated in its “outside retail lending area,” which consists of the nationwide area outside of the bank’s facility-based assessment area, as delineated pursuant to the new rule. The final rule allows banks to receive CRA credit for any qualified community development activity, regardless of location.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. The Bank complied with this requirement at September 30, 2024. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At September 30, 2024, no impairment has been recognized.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At September 30, 2024, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At September 30, 2024, we had no net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At September 30, 2024, we had no capital loss carryovers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company and the Bank recognize the critical importance of cybersecurity in maintaining the integrity, confidentiality, and availability of our systems and data. Our operational risks include the risk of malfeasance or security breaches by employees or persons outside our company. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on our information security, operations, and reputation. As a financial institution entrusted with sensitive customer information and financial assets, the Bank is committed to implementing robust cybersecurity risk management practices, strategies, and governance mechanisms.

The bank’s cybersecurity consultant and partner (Community Bank Consulting) is primarily responsible for implementing cybersecurity measures and reports directly to the SVP of Operations. The Bank has established a standing information technology steering committee (the “IT Committee”), consisting of the President and Chief Executive Officer, the Senior Vice President of Operations, the Assistant Vice President of Operations, and the Bank’s technology partner which generally meets on a quarterly basis. The IT Committee provides oversight of the Bank’s technology and information security programs, including cybersecurity risk management, policies, practices, controls, and threat detection and prevention efforts. More frequent meetings may occur from time to time in order to facilitate timely information and monitoring efforts. At IT Committee meetings, the Bank’s technology partner reports on key issues, including significant cybersecurity or data privacy risks and any specific threats or incidents.

Cybersecurity Risk Management: The Bank employs a comprehensive approach to cybersecurity risk management to avoid or minimize the impact of external threats and efforts to penetrate, disrupt or misuse our systems or information.

●	Risk Assessment: Regular assessments of cybersecurity risks are conducted annually to identify potential threats, vulnerabilities, and their potential impact on the Bank’s operations. These assessments cover both internal and external factors affecting the Bank’s IT infrastructure and systems.

●	Risk Mitigation: Upon identifying risks, the Bank’s policies and practices may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. This involves deploying advanced security technologies, implementing security best practices, and ensuring compliance with industry standards and regulations.

●	Monitoring and Response: The Bank maintains continuous monitoring capabilities to detect and respond to cybersecurity incidents promptly. Automated tools, as well as internal and external dedicated security teams, are used to monitor network traffic, system logs, and other relevant indicators of compromise.

●	Audit and Testing: Independent third-party penetration testing, IT security audits, and vulnerability assessments are completed at least annually to test the effectiveness of security controls and preparedness measures (or more often if warranted by the risk assessment or other external factors). The IT Steering Committee determines the scope and objectives of the penetration analysis. Results of audits and testing are reported directly to the Audit Committee of the Board of Directors.

Cybersecurity Strategy: Key components of our cybersecurity risk management strategy include:

●	Defensive Measures: The Bank incorporates multiple defensive measures at various levels of its IT infrastructure, including firewalls, intrusion detection systems, endpoint protection, and data encryption.

●	Employee Awareness and Training: The Bank recognizes that employees are a critical line of defense against cyber threats. The Bank invests in cybersecurity awareness training programs to educate employees about potential risks and best practices for safeguarding sensitive information.

●	Vendor Risk Management: The Bank evaluates and manages the cybersecurity risks associated with third-party vendors. Vendor contracts include provisions for security requirements, regular assessments, and compliance with industry standards.

●	Incident Response Plan: The Bank maintains an Incident Response Policy and Plan that provides a documented framework for responding to actual or potential cybersecurity incidents. The Incident Response Plan is coordinated through the IT steering committee, and key members of management are embedded into the plan by its design. The Incident Response Plan is reviewed and approved by the IT Steering Committee annually and provided to the Board of Directors for approval.

Cybersecurity Governance: Key elements of the Bank’s cybersecurity governance structure include:

●	Board Oversight: The Board of Directors provides oversight of the Bank’s cybersecurity posture, including reviewing and approving cybersecurity policies, strategies, testing, and investments. Our Board of Directors includes members who have expertise in information technology and telecommunications. Director Jose Faller is the Director of Human Resources and Technology at Cooper Farms, a farm and food company based in northwest Ohio, who previously worked as a network administrator for the U.S. Army. Additionally, Director Michael Boley is the President and Chief Executive Officer of Wabash Mutual Telephone Company, a customer-owned broadband communications company. Nonetheless, the Board relies to a large degree on management and outside consultants in overseeing cybersecurity risk management. The board receives quarterly internal audit reports, prepared by our technology consultant and partner and presented by management. Additionally, an annual information technology audit report, including cybersecurity matters, is prepared by a third-party IT auditor and presented directly to the Audit Committee.

●	IT Committee: The Bank has established a standing IT Committee, consisting of the President and Chief Executive Officer, the Senior Vice President of Operations, the Assistant Vice President of Operations, and the Bank’s technology consultant and partner which meets on a quarterly basis. The IT Committee is responsible for overseeing cybersecurity risk management and prevention efforts. Our technology consultant and partner provides internal audit reports on a quarterly basis, which are presented to the Board of Directors by management at their next regular meeting.

The Bank is committed to protecting the interests of its customers, shareholders, and other stakeholders. By implementing robust risk management practices, strategic initiatives, and effective governance mechanisms, the Bank strives to mitigate cybersecurity risks and safeguard its operations against evolving threats.

Item 2. Properties

At September 30, 2024, the net book value of our properties (including furniture, fixtures and equipment) was $2.7 million. We conduct our operations from our main office in Celina, Ohio and three branch offices in Celina, Fort Recovery and Greenville, Ohio. We own all of our branch office properties. Although we believe that our current facilities are adequate to meet our present and foreseeable needs, to expand access to customers and deposits, we have purchased property in Adams County in eastern Indiana in connection with the establishment of a fifth branch in 2025.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2024, we were not involved in any legal proceedings which we believe would have a material adverse effect on our financial condition or results of operations.

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

The following table sets forth the quarterly high and low prices for a share of the Company’s common stock for fiscal year 2024 and the applicable portion of fiscal year 2023. The information was obtained from the OTCQB Market. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Market Value of Common Stock
	High	Low
Quarter Ended December 31, 2023	$13.92	$13.06
Quarter Ended March 31, 2024	13.70	13.20
Quarter Ended June 30, 2024	13.40	12.80
Quarter Ended September 30, 2024	13.45	11.63

Quarter Ended September 30, 2023	$14.75	$13.00

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, gains on sales of loans, and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to employee compensation and benefits, data processing expense, occupancy and equipment expense, check, ATM, credit card processing and network fees, director compensation and benefits, professional services fees, and other expenses. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in inflation, market interest rates, governmental policies and actions of regulatory authorities. Mercer Savings Bank is subject to comprehensive regulation and examination by the ODFI and the FDIC.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans and agricultural real estate loans for retention in our loan portfolio. We are primarily a residential mortgage lender for borrowers in our primary market area. At September 30, 2024, $73.3 million, or 49.3% of our total loan portfolio, consisted of residential mortgage loans. Additionally, given the rural economy of our market area, agricultural real estate loans also comprise a significant portion of our loan portfolio. At September 30, 2024, $53.5 million, or 36.0% of our total loan portfolio, consisted of agricultural real estate loans. We have significant experience in these areas and expect that residential mortgage and agricultural real estate lending will remain our primary lending activities following the conversion and stock offering.
●	Grow and diversify our loan portfolio prudently by implementing an indirect automobile lending program and enhance fee income through the pooling and sale of such loans. Although we intend to continue our historical focus on the origination of residential mortgage and agricultural real estate loans, in January 2023, we began implementing an indirect automobile lending program. We originate indirect automobile loans from car dealerships located in western and southeastern Ohio and eastern Indiana. At September 30, 2024, $4.7 million, or 3.2% of our total loan portfolio, consisted of indirect automobile loans held for investment and we had an additional $10.5 million of automobile loans held for sale. We intend to prudently increase our originations of consumer automobile loans in order to diversify our loan portfolio, increase yield and manage interest rate risk. We also intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. During the year ended September 30, 2024, we did not sell any indirect automobile loans. Efforts to market indirect auto loan pools to investor banks are currently anticipated to begin in the second calendar quarter of 2025.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2024, our nonperforming loans totaled $385,776, or 0.26% of total loans.
●	Continue efforts to gain deposit market share and grow our low-cost “core” deposit base. We consider our core deposits to include savings accounts, money market accounts, other savings deposits and checking accounts. Core deposits provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. We will continue our efforts to increase our core deposits through customer service, products and services offered, and customer accessibility via both traditional branches and digital platforms. Core deposits totaled $91.7 million, or 68.1% of total deposits, at September 30, 2024.
●	Expand our market area and access to customers through organic growth and de novo branching, while also considering opportunistic acquisitions. We intend to grow our balance sheet organically on a managed basis. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing new (“de novo”) branch offices or acquiring other financial institutions or branch offices. We have purchased property in Berne, Adams County in Indiana for the construction of a fifth branch in 2025. We believe this de novo branch will expand our access to customers and core deposits in that part of our market area.

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

Management performs a quarterly evaluation of the allowance for credit losses on loans and unfunded commitments. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The allowance for credit losses is evaluated following the accounting guidance in Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326) for the fiscal year ended September 30, 2024. ASC 326 replaced the incurred loss impairment methodology with a new current expected credit loss (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts.

Before October 1, 2023, the analysis of the allowance for credit losses had two components, specific and general allowances. The specific percentage allowance was for unconfirmed losses related to loans that were determined to be impaired. Impairment was measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan was less than the loan’s carrying value, a charge was recorded for the difference. The general allowance, which was for loans reviewed collectively, was determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyzed historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis established historical loss percentages and qualitative factors that were applied to the loan groups to determine the amount of the allowance for credit losses necessary for loans that were reviewed collectively. The qualitative component was critical in determining the allowance for credit losses as certain trends may indicate the need for changes to the allowance for credit losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for credit losses.

Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Comparison of Financial Condition at September 30, 2024 and September 30, 2023

Total Assets. Total assets were $181.7 million at September 30, 2024, an increase of $22.7 million, or 14.3%, from September 30, 2023. The increase was primarily comprised of an increase in loans and loans held for sale of $22.6 million, which was partially offset by a decrease in cash and cash equivalents of $394,000 and a decrease in investment securities of $383,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $394,000, or 6.3%, to $5.9 million at September 30, 2024 from $6.3 million at September 30, 2023. The decrease was due primarily to an increase in loans during the year ended September 30, 2024.

Investment Securities. Investment securities available for sale and held to maturity decreased $383,000, or 3.3%, to $11.2 million at September 30, 2024, from $11.6 million at September 30, 2023. During the year ended September 30, 2024, securities purchases of $2.5 million were more than offset by sales, calls, maturities and repayments of $3.5 million.

The yield on investment securities was 2.55% for the year ended September 30, 2024, compared to 1.91% for the year ended September 30, 2023, reflecting the recent increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale increased to $10.5 million at September 30, 2024 compared to $3.1 million at September 30, 2023. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. Loans held for sale consisted solely of automobile loans at September 30, 2024. No sales of auto loans occurred during the year ended September 30, 2024 or 2023.

Net Loans. Net loans increased by $15.1 million, or 11.6%, to $145.1 million at September 30, 2024 from $130.0 million at September 30, 2023. During the year ended September 30, 2024, loan originations totaled $47.4 million, comprised primarily of $26.8 million secured by agricultural real estate, $9.5 million of loans secured by one- to four-family residential real estate and $483,000 of construction loans. The growth in agricultural real estate was in the normal course of business. Consumer loans originated totaled $10.0 million, the majority of which were automobile loans. Management designated $8.4 million of these auto loans originated during the year ended September 30, 2024 as held for sale and $4.7 million were held in the portfolio.

During the year ended September 30, 2024, agricultural real estate loans increased $17.1 million, or 47.1%, to a total of $53.5 million at September 30, 2024 and construction and land loans increased $942,000, or 18.5%, to $6.0 million at September 30, 2024 while consumer loans decreased $2.1 million, or 27.9%, to $5.5 million at September 30, 2024, and residential real estate loans decreased $1.3 million, or 1.7%, to $73.3 million at September 30, 2024, from $74.6 million at September 30, 2023.

The Bank’s loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and indirect automobile loans.

Deposits. Deposits increased by $11.7 million, or 9.6%, to $134.6 million at September 30, 2024 from $122.8 million at September 30, 2023. Core deposits increased $1.2 million, or 1.3%, to $91.7 million at September 30, 2024 from $90.5 million at September 30, 2023. Certificates of deposit increased $10.5 million, or 32.6%, to $42.9 million at September 30, 2024 from $32.3 million at September 30, 2023. The increase in certificates of deposit was a result of a $13.0 million increase in brokered deposits year-to-year.

During the year ended September 30, 2024, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $22.0 million at September 30, 2024, an increase of $10.0 million, or 83.3%, over the $12.0 million balance at September 30, 2023. Proceeds from the advances were used primarily to fund loans. Advances totaling $19.0 million are scheduled to mature within one year from September 30, 2024.

Shareholders’ Equity. Shareholders’ equity increased $1.3 million, or 5.6%, to $24.0 million at September 30, 2024, from $22.7 million at September 30, 2023. The increase resulted primarily from net income of $693,000 and a $537,000 decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended September 30, 2024 and 2023

General. Net income for the year ended September 30, 2024 was $693,000, a decrease of $51,000, or 6.9%, compared to $744,000 for the year ended September 30, 2023. The decrease in net income was primarily due to a $502,000 increase in noninterest expenses, and a $68,000 increase in the provision for credit losses, which were partially offset by a $311,000 increase in net interest income and a $201,000 increase in noninterest income.

Interest Income. Interest income increased $2.2 million, or 37.4%, to $8.2 million for the year ended September 30, 2024 from $6.0 million for the year ended September 30, 2023. This increase was attributable to a $2.2 million, or 41.2%, increase in interest on loans receivable and a $50,000, or 19.0%, increase in interest on investment securities, partially offset by a $20,000, or 5.6%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the year ended September 30, 2024 increased by $24.9 million, or 20.8%, from the balance for the year ended September 30, 2023, while the average yield on loans increased by 76 basis points to 5.25% for the year ended September 30, 2024 from 4.49% for the year ended September 30, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment year to year. As interest rates began to increase during the Bank’s fiscal 2024 year, the interest rates on the Bank’s adjustable-rate loans have adjusted upward. More recently, however, the Federal Reserve has begun implementing rate cuts.

The average balance of investment securities decreased $1.5 million, or 10.6%, to $12.3 million for the year ended September 30, 2024 from $13.8 million for the year ended September 30, 2023, while the average yield on investment securities increased by 64 basis points to 2.55% for the year ended September 30, 2024 from 1.91% for the year ended September 30, 2023.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $20,000, or 5.6%, for the year ended September 30, 2024, due to a decrease in the average balance of $2.0 million, partially offset by an increase in the average yield of 98 basis points, to 5.17% for the year ended September 30, 2024 from 4.19% for the year ended September 30, 2023. The increase in average yield was due to the increase in interest rates in the overall economy during the periods.

Interest Expense. Total interest expense increased $1.9 million, or 322.4%, to $2.5 million for the year ended September 30, 2024 from $600,000 for the year ended September 30, 2023. Interest expense on deposits increased $1.2 million, or 257.2%, due primarily to an increase of 106 basis points in the average cost of deposits to 1.49% for the year ended September 30, 2024 from 0.43% for the year ended September 30, 2023, and an increase of $3.7 million, or 3.3%, in the average balance of interest-bearing deposits to $116.2 million for the year ended September 30, 2024 from $112.5 million for the year ended September 30, 2023.

Interest expense on borrowings increased $686,000, or 598.8%, for the year ended September 30, 2024, compared to the year ended September 30, 2023. The increase was due to a 253 basis point increase in the weighted-average rate, to 5.11% for the year ended September 30, 2024 and an $11.2 million increase in the average balance outstanding, to $15.7 million for the year ended September 30, 2024 from $4.5 million for the year ended September 30, 2023.

Net Interest Income. Net interest income increased $311,000, or 5.8%, to $5.7 million for the year ended September 30, 2024 compared to $5.4 million for the year ended September 30, 2023. The increase reflected an increase of $6.5 million in the average net interest earning assets, which was partially offset by a decrease in the interest rate spread to 3.12% for the year ended September 30, 2024 from 3.71% for the year ended September 30, 2023. Our net interest margin decreased to 3.49% for the year ended September 30, 2024 from 3.80% for the year ended September 30, 2023. The interest rate spread and net interest margin were impacted by a series of interest rate increases in the economy during 2024 and 2023.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” management determined that a $68,000 provision for credit losses was required for the year ended September 30, 2024, resulting in an increase of $68,000 as no provision was recorded for the year ended September 30, 2023. The allowance for credit losses on loans was $963,000 at September 30, 2024 and $934,000 at September 30, 2023 and represented 0.65% of total loans at September 30, 2024, and 0.70% of total loans at September 30, 2023. The increase in provision for credit losses was due primarily to the growth in the loan portfolio during the year.

Total nonperforming loans were $386,000 at September 30, 2024, compared to $477,000 at September 30, 2023. Classified loans totaled $482,000 at September 30, 2024, compared to $477,000 at September 30, 2023, and total loans past due greater than 30 days were $1.3 million at each of those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 249.6% at September 30, 2024 compared to 195.7% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $846,000 for the year ended September 30, 2024, an increase of $201,000, or 31.1%, from $645,000 for the year ended September 30, 2023. The increase was due primarily to a non-recurring $160,000 incentive received for switching to Mastercard as the Bank’s credit and debit card provider during fiscal 2024, a $26,000 gain on the sale of foreclosed real estate, and an $11,000 increase in gain on the sale of investment securities.

Noninterest Expense. Noninterest expense increased $502,000, or 9.8%, to $5.6 million for the year ended September 30, 2024, compared to $5.1 million for the year ended September 30, 2023. The increase was due primarily to a $317,000, or 14.5%, increase in salaries and employee benefits, a $187,000, or 183.9%, increase in loan expense, a $226,000, or 80.3%, increase in professional services, a $118,000, or 22.3%, increase in data processing fees, a $106,000, or 29.3%, increase in other expense, and a $53,000, or 11.8%, increase in occupancy and equipment, partially offset by a $607,000 decrease in charitable contributions.

The decrease in charitable contributions expense for the year ended September 30, 2024 was due to the $600,000 contribution to the charitable foundation formed as part of the Company’s mutual-to-stock conversion in 2023. The contribution to the foundation was comprised of 50,000 shares of the Company’s stock and $100,000 in cash.

The increase in salaries and employee benefits was due primarily to ESOP compensation expense, normal merit increases and an 8% increase in health insurance cost year-to-year. The increase in loan expenses was due primarily to the increase in loan origination volume. The increase in occupancy and equipment expense was due primarily to depreciation associated with new data processing hardware and software and a new phone system. The increase in data processing was due primarily to an increase in fees following the April 2024 expiration of our contract with the data processing provider. We have signed a contract with a new provider that is expected to begin in February 2025, that provides for lower fees more in line with the recently expired contract. The new service is expected to provide better customer facing enhancements and internal capabilities. The increase in professional services was due primarily to additional audit and related expenses required in connection with the reporting requirements of a public stock company. The increase in other expense was due primarily to an increase in computer supplies and expense and an increase in real estate owned expense.

Noninterest expense can be expected to increase because of increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes decreased by $8,000, or 4.5%, to $166,000 for the year ended September 30, 2024, compared to $173,000 for the year ended September 30, 2023. The effective tax rates were 19.3% and 19.0% for the years ended September 30, 2024 and 2023, respectively.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated, presented in thousands. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using monthly average balances. Non-accrual loans are included in the computation of average balances only. Average loan balances include loans held for sale.

	For the Year Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$144,714	$7,591	5.25%	$119,826	$5,376	4.49%
Taxable securities	8,475	197	2.32	9,734	149	1.53
Tax-exempt securities	3,849	117	3.04	4,058	115	2.83
Interest-earning deposits and other	6,619	342	5.17	8,658	363	4.19
Total interest-earning assets	163,657	8,247	5.04	142,276	6,003	4.22
Noninterest-earning assets	7,854			9,949
Allowance for credit losses	(965)			(958)
Total assets	$170,546			$151,267

Interest-bearing liabilities:
Interest-bearing demand deposits	$38,215	11	0.03%	$41,647	13	0.03%
Savings deposits	38,257	236	0.62	43,006	27	0.06
Certificates of deposit	39,714	1,486	3.74	27,823	445	1.60
Total interest-bearing deposits	116,186	1,733	1.49	112,476	485	0.43
Federal Home Loan Bank advances	15,662	801	5.11	4,462	115	2.58
Total interest-bearing liabilities	131,848	2,534	1.92	116,938	600	0.51
Noninterest-bearing demand deposits	14,282			17,083
Other noninterest-bearing liabilities	1,964			2,256
Total liabilities	148,094			136,277
Equity	22,452			14,990
Total liabilities and equity	$170,546			$151,267
Net interest income		$5,713			$5,403
Net interest rate spread (2)			3.12%			3.71%
Net interest-earning assets (3)	$31,809			$25,338
Net interest margin (4)			3.49%			3.80%
Average interest-earning assets to interest-bearing liabilities	124.13%			121.67%
(1)	Net deferred fee income included in interest earned on loans totaled $339,000 and $72,000 for the year ended September 30, 2024 and 2023, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended
	September 30, 2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,221	$994	$2,215
Taxable securities	(16)	64	48
Tax exempt-securities	(5)	7	2
Interest-earning deposits and other	(95)	74	(21)
Total interest-earning assets	1,105	1,139	2,244

Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	(1)	(2)
Savings deposits	(15)	224	209
Certificates of deposit	191	850	1,041
Total interest-bearing deposits	175	1,073	1,248
Federal Home Loan Bank Advances	493	193	686
Total interest-bearing liabilities	668	1,266	1,934

Change in net interest income	$437	$(127)	$310

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

The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2024
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease)			Increase
Change in Interest	Estimated	in EVE			(Decrease)
Rates (basis points)(1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
300	$27,728	$(12,587)	(31.22)%	18.66%	(432)
200	32,679	(7,636)	(18.94)%	20.72%	(226)
100	36,366	(3,949)	(9.80)%	21.89%	(109)
—	40,315	—	—	22.98%	—
(100)	39,952	(363)	(0.90)%	22.03%	(95)
(200)	38,752	(1,563)	(3.88)%	20.72%	(226)
(300)	35,640	(4,675)	(11.60)%	18.58%	(440)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2024, we would have experienced an 18.94% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.88% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. As of September 30, 2023, we would have experienced a 14.68% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 9.02% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. We also analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases instantaneously by up to 300 basis points or decreases instantaneously by up to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest Rates
(basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+300	$6,927	(2.08)%
+200	6,985	(1.26)%
+100	7,024	(0.71)%
Level	7,074	—
(100)	7,060	(0.20)%
(200)	7,046	(0.40)%
(300)	7,022	(0.74)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2024, we would have experienced a 1.26% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.40% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. As of September 30, 2023, we would have experienced a 1.26% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.86% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home

Loan Bank of Cincinnati. At September 30, 2024, we had $22.0 million of outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2024, we had the capacity to borrow $23.2 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2024 and 2023, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $11.0 and $10.0 million, respectively. The Bank had $7.0 million drawn on this line at September 30, 2024 and no borrowings drawn on this line at September 30, 2023.

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

At September 30, 2024, Mercer Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.” For further information, see Note 9 of the notes to the financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. At September 30, 2024, we had $10.0 million of outstanding commitments to originate loans, $2.3 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2024 totaled $26.2 million at September 30, 2024. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2024, due to the material weaknesses in the Company’s internal control over financial reporting described below, our disclosure controls and procedures were not effective. However, notwithstanding the material weaknesses, management believes, based on its procedures in preparing this report, that the financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”)..

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of September 30, 2024. We identified material weaknesses in our internal control over financial reporting as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. Accordingly, our principal executive officer and principal financial officer concluded that our procedures were not effective as of September 30, 2024.

We identified the following material weaknesses in our internal control over financial reporting as of September 30, 2024:

●	Allowance for credit losses on loans: We did not design and implement controls over the preparation and review of the allowance for credit losses, including the completeness and accuracy of qualitative factors. Notwithstanding the foregoing, our identification and review of this material weakness ultimately did not lead to any needed changes in the amount of our allowance for credit losses on loans.
●	Accrued expenses review: We did not design and implement effective controls over the preparation and review of the accrued expenses. This resulted in improper recognition of accruals and inaccurate accrual balances, which were remediated upon identification as part of the preparation of our audited financial statements. Management is in the process of implementing an improved preparation and review process over accruals as well as a tracking mechanism to ensure all accruals are properly recorded and adjusted for payments made.

We have begun remediation of these material weaknesses. Management is committed to continuous improvement of the Company’s internal financial control processes and procedures, and will continue to diligently review and revise the Company’s processes and procedures to ensure they operate at an acceptable level of assurance. To this end, as previously announced, the company hired a new controller in the fourth quarter of 2024.

This Annual Report does not include an attestation report regarding internal controls over financial reporting of the independent registered public accounting firm because the Company is an emerging growth company.

Changes in Internal Controls Over Financial Reporting

As described above, management is assessing and revising the Company’s internal financial control processes and procedures to ensure that the material weaknesses described above are remediated.

Item 9B. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and officers of the Company, the Company’s insider trading policy, information regarding compliance with Section 16(a) of the Exchange Act, and information regarding the committees of the Company’s Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal I—Election of Directors.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          Financial Statements and Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2024 and 2023

Consolidated Statements of Income for the Years Ended September 30, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2024 and 2023

Consolidated Statements of Changes in Equity for the Years Ended September 30, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended September 30, 2024 and 2023

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Mercer Bancorp, Inc. and Subsidiaries beginning on page F-1 of this Annual Report on Form 10-K for the year ended September 30, 2024 are incorporated herein by reference.

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
4.1

Form of Common Stock Certificate of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

4.2

Description of Mercer Bancorp, Inc. Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (file no. 000-56575), originally filed with the Securities ad Exchange Commission on December 29, 2023)

10.1

Employment Agreement between Mercer Savings Bank and Alvin B. Parmiter (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.2

Director Retirement Agreement between Mercer Savings Bank and Kristin M. Fee (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.3

Director Retirement Agreement between Mercer Savings Bank and David L. Keiser (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.4

Director Retirement Agreement between Mercer Savings Bank and Richard A. Mosier (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.5

First Amendment to the Director Agreement between Mercer Savings Bank and Richard A. Mosier (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.6

Amendment to Director Retirement Agreement between Mercer Savings Bank and Kristin M. Fee (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.7

Amendment to Director Retirement Agreement between Mercer Savings Bank and David L. Keiser (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.8

Mercer Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.9

Employment Agreement, dated as of January 1, 2021, by and between Mercer Savings Bank and Timothy L. Bigham (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (file no. 000-56575), originally filed with the Securities and Exchange Commission on December 29, 2023)

16

Letter of Dixon, Davis, Bagent & Company regarding change in accountants (incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

19	Mercer Bancorp, Inc. Policy Regarding Insider Trading
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
101

The following materials for the year ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Mercer Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mercer Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2024 and 2023; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective October 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

PITTSBURGH, PA	PHILADELPHIA, PA	WHEELING, WV	STEUBENVILLE, OH

2009 Mackenzie Way • Suite 340 Cranberry Township, PA 16066 (724) 934-0344	161 Washington Street • Suite 200 Conshohocken, PA 19428 (610) 278-9800	980 National Road Wheeling, WV 26003 (304) 233-5030	511 N. Fourth Street Steubenville, OH 43952 (304) 233-5030

S.R. Snodgrass, P.C. d/b/a S.R. Snodgrass, A.C. in West Virginia

Basis for Opinion (Continued)

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

Cranberry Township, Pennsylvania
January 14, 2025

Mercer Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2024 and 2023

	September 30,
	2024	2023
Assets
Cash and due from banks	$2,303,569	$1,707,488
Interest-bearing deposits in other financial institutions	2,435,027	4,583,848
Federal funds sold	1,159,000	—
Cash and cash equivalents	5,897,596	6,291,336

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	11,121,278	11,449,715
Held-to-maturity securities, net of allowance for credit losses of $0	92,840	147,291
Loans held for sale	10,538,902	3,094,405
Loans receivable	146,041,635	130,901,654
Allowance for credit losses	(963,268)	(934,331)
Net loans	145,078,367	129,967,323

Premises and equipment	2,731,333	2,601,575
Foreclosed real estate	—	54,000
Federal Home Loan Bank stock	1,872,500	1,368,900
Bank owned life insurance	1,829,180	1,783,880
Accrued interest receivable	685,515	456,867
Federal Home Loan Bank lender risk account	463,873	490,411
Deferred federal income taxes	283,564	407,304
Other assets	1,053,268	833,606

Total assets	$181,748,216	$159,046,613

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$55,139,738	$50,597,494
Savings and money market	36,559,264	39,900,297
Time	42,857,955	32,317,957

Total deposits	134,556,957	122,815,748

Advances from the Federal Home Loan Bank	22,000,000	12,000,000
Directors plan liability	409,033	444,770
Accrued interest payable and other liabilities	829,193	1,108,404

Total liabilities	157,795,183	136,368,922

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,022,970 shares	10,229	10,229
Additional paid-in capital	8,658,653	8,642,312
Shares acquired by ESOP	(763,820)	(818,380)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	16,371,313	15,703,856
Accumulated other comprehensive loss	(323,342)	(860,326)

Total shareholders' equity	23,953,033	22,677,691

Total liabilities and shareholders' equity	$181,748,216	$159,046,613

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Years Ended September 30, 2024 and 2023

	Year Ended
	September 30,
	2024	2023
Interest Income
Loans	$7,591,345	5,376,255
Investment securities	313,957	263,756
Interest-bearing deposits and other	342,249	362,502

Total interest income	8,247,551	6,002,513

Interest Expense
Deposits	1,733,492	485,306
Federal Home Loan Bank advances	800,582	114,566

Total interest expense	2,534,074	599,872

Net Interest Income	5,713,477	5,402,641

Provision for Credit Losses	68,000	—

Net Interest Income After Provision for Credit Losses	5,645,477	5,402,641

Noninterest Income
Service fees on deposits	325,059	317,324
Late charges and fees on loans	208,779	199,462
Gain on sale of loans	—	7,951
Loan servicing fees	38,590	44,496
Gain (loss) on sale of investments	4,311	(7,012)
Gain on sale of foreclosed real estate	26,328	—
Bank owned life insurance	63,699	58,819
Life insurance death benefits	—	4,514
Other income	179,157	19,801

Total noninterest income	845,923	645,355

Noninterest Expense
Salaries and employee benefits	2,514,918	2,197,427
Directors fees	81,425	91,900
Occupancy and equipment	506,096	452,674
Data processing fees	645,730	528,187
Franchise taxes	134,175	91,523
FDIC insurance premiums	73,925	60,279
Professional services	507,273	281,393
Deposit account services expense	277,059	248,977
Advertising	125,618	97,111
Loan expenses	288,833	101,743
Charitable contributions	10,500	617,900
Other	467,441	361,507

Total noninterest expense	5,632,993	5,130,621

Income before income taxes	858,407	917,375

Provision for income taxes	165,670	173,411

Net Income	$692,737	743,964

Earnings per share - basic and diluted	$0.73	n/a

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended September 30, 2024 and 2023

	Year Ended
	September 30,
	2024	2023
Net income	$692,737	$743,964

Other comprehensive income:
Net unrealized gains on available-for-sale securities	684,038	47,716

Reclassification adjustment for realized (gain) loss on sales of securities	(4,311)	7,012

Tax expense	(142,743)	(11,492)

Other comprehensive income	536,984	43,236

Comprehensive income	$1,229,721	$787,200

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2024 and 2023

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASU 2016-13	—	—	—	—	—	(25,280)	—	(25,280)

Net income	—	—	—	—	—	692,737	—	692,737

ESOP shares allocated to participants	—	16,341	54,560	—	—	—	—	70,901

Other comprehensive income	—	—	—	—	—	—	536,984	536,984

Balance at September 30, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

Balance at October 1, 2022	$—	$—	$—	$—	$—	$14,959,892	$(903,562)	$14,056,330

Issuance of common stock, net of offering expenses	10,229	8,642,312	(818,380)	96,360	(96,360)	—	—	7,834,161

Net income	—	—	—	—	—	743,964	—	743,964

Other comprehensive income	—	—	—	—	—	—	43,236	43,236

Balance at September 30, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2024 and 2023

	Year Ended
	September 30,
	2024	2023
Operating Activities
Net income	$692,737	$743,964
Items not requiring (providing) cash:
Depreciation and amortization	365,793	312,774
Amortization of premiums and discounts	12,001	52,852
Amortization of deferred loan fees	(71,413)	(72,384)
Deferred income taxes	(12,283)	(146,745)
Provision for credit losses	68,000	—
Gain on sale of loans	—	(7,951)
Proceeds from sales of loans	—	287,032
Loans originated for sale	(8,425,680)	(3,375,905)
(Gain) loss on sale of investment securities	(4,311)	7,012
Gain on sale of foreclosed assets	(26,328)	—
Life insurance death benefits	—	(4,514)
Increase in cash surrender value of bank-owned life insurance	(63,699)	(58,819)
ESOP compensation expense	98,708	—
Changes in:
Accrued interest receivable	(228,648)	(79,964)
Other assets	(203,517)	207,594
Other liabilities	(329,356)	502,799

Net cash used in operating activities	(8,127,996)	(1,632,255)

Investing Activities
Purchase of interest-bearing deposits in banks	(100,000)	—
Proceeds from maturities of interest-bearing deposits in banks	100,000	—
Purchases of available-for-sale securities	(2,456,102)	(2,306,536)
Proceeds from sales of available-for-sale securites	887,586	1,654,746
Proceeds from calls, maturities and paydowns of available-for-sale securities	2,570,414	1,771,915
Principal repayments on securities held-to-maturity	53,027	83,316
Net change in loans	(14,279,116)	(12,296,339)
Purchase of premises and equipment	(485,158)	(295,309)
Proceeds from redemption of FHLB stock	783,100	320,000
Purchases of FHLB stock	(1,286,700)	(298,700)
Proceeds from sale of foreclosed assets	205,996	18,000
Proceeds from death benefit of life insurance policies	—	4,514

Net cash used in investing activities	(14,006,953)	(11,344,393)

Financing Activities
Net increase (decrease) in deposits	11,741,209	(11,942,895)
Proceeds from FHLB advances	148,600,000	13,500,000
Repayment of FHLB advances	(138,600,000)	(4,500,000)
Proceeds from stock subscriptions	—	7,834,161

Net cash provided by financing activities	21,741,209	4,891,266

Decrease in Cash and Cash Equivalents	(393,740)	(8,085,382)

Cash and Cash Equivalents, Beginning of Year	6,291,336	14,376,718

Cash and Cash Equivalents, End of Year	$5,897,596	$6,291,336

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$2,446,502	$533,216
Income taxes	400,500	171,979

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to assets acquired through foreclosure	$125,668	$72,000

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

Principles of Consolidation

The consolidated financial statements as of and for the years ended September 30, 2024 and 2023 include the accounts of Mercer Bancorp and its wholly-owned subsidiary, Mercer Savings. All intercompany transactions and balances have been eliminated in consolidation.

The conversion of the Bank to stock form, including the formation of Mercer Bancorp, was completed on July 26, 2023. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

Revision of Prior Period Financial Statements.

The Company has previously revised the consolidated financial statements as of and for the year ended September 30, 2023. The revisions were considered necessary for two primary reasons, as follows:

(1) as a result of the discovery of several unpaid and unaccrued invoices, for legal services provided during the year ended September 30, 2023. The invoices represented services performed in connection with the Company’s initial public offering completed effective July 27, 2023, as well as for services performed subsequent to completion of the stock offering.

(2) the Company has previously revised the consolidated financial statements to record the effects of irrevocable (Rabbi) trusts that have been established for the benefit of two members of the board of directors.

The effect of the revisions to the September 30, 2023 consolidated financial statements related to the legal invoices were as follows: (a) a reduction to additional paid-in capital totaling $81,340, (b) an increase in legal expense of

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

$32,398, (c) a decrease in income tax expense of $6,804, (d) an increase in accrued liabilities of $106,934 and (d) a decrease in retained earnings of $25,594 .

The effect of the revisions to the September 30, 2023 consolidated financial statements related to the Rabbi trusts included the addition of two offsetting $96,360 line items within the statement of stockholders’ equity, which had no net effect on the total stockholders’ equity as previously reported. There were no changes to the reported assets, liabilities, income or expense and no effect on net income for this revision.

The Company had previously concluded that the effect of the revisions to the consolidated financial statements as of and for the year ended September 30, 2023 were not material.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2024 and 2023, none of the Company’s cash accounts at nonfederal government or nongovernmental agencies exceeded FDIC insurance limits. In March 2020, the Federal Reserve's board of directors approved reducing the required reserve requirement ratios to zero percent, effectively eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in the required reserves does not have a defined timeframe and may be revised by the Federal Reserve's board in the future.

Interest-bearing Time Deposits in Banks

Interest-bearing time deposits have original maturities greater than one year at origination and are carried at cost.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Debt Securities

Debt securities held by the Company generally are classified and recorded in the financial statements as follows:

Classified as	Description	Recorded at
Held to maturity (“HTM”)	Certain debt securities that management has the positive intent and ability to hold to maturity	Amortized cost, net of allowance for credit losses

Trading	Securities that are bought and held principally for the purpose of selling in the near term and, therefore, held for only a short period of time	Fair value, with changes in fair value included in earnings

Available for sale (“AFS”)	Securities not classified as HTM or trading	Fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss)

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

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. For all loan portfolio segments except residential and consumer loans, the Bank promptly charges-off loans, or portions thereof, when available information confirms that specific loans

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company recognizes a loan charge-off, or portion thereof, when management reasonably determines the amount of the loss. The Company adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

When cash payments are received on collateral dependent loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Loans modified due to financial difficulties of the borrower recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

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

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at October 1, 2023 and September 30, 2024.

Accrued interest receivable on available-for-sale debt securities totaled $151,047 at September 30, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at October 1, 2023 and September 30, 2024.

Accrued interest receivable on held-to-maturity debt securities totaled $464 at September 30, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Accrued interest receivable on loans totaled $489,780 at September 30, 2024 and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. For credits where the borrower has demonstrated a renewed willingness and ability to repay a modification of the existing loan may be used to help borrowers overcome temporary financial difficulties.

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

Standards applicable prior to October 1, 2023

Investment Securities

When the fair value of securities was below amortized cost, the Company’s accounting treatment for an other- than-temporary-impairment (“OTTI”) was as follows:

When a credit loss component was separately recognized in earnings, the amount was identified as the total principal cash flows not expected to be received over the remaining term of the security, as projected based on cash flow projections. The Company recognized no other-than-temporary-impairments on debt securities in the year ended September 30, 2023.

Allowance for Loan Losses

Prior to October 1, 2023, the Company calculated the allowance for loan losses under the probable incurred methodology.

For periods prior to October 1, 2023 the allowance for loan losses was a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when management believed the collectability of a loan balance was doubtful. Subsequent recoveries, if any, were credited to the allowance.

For periods prior to October 1, 2023 the allowance for loan losses was evaluated on a quarterly basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation was inherently subjective as it required estimates that were susceptible to significant revision as more information became available. The allowance consisted of allocated and general components. The allocated component relates to loans that were classified as impaired. For those loans that were classified as impaired, an allowance was established when the discounted cash flows (or collateral value or observable market price) of the impaired loan was lower than the carrying

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

value of that loan. The general component covered nonimpaired loans and was based on historical charge-off experience by segment. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Bank over the prior three years. Management believed the three-year historical loss experience methodology was appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that were not fully reflected in the historical loss or risk rating data.

A loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment history and the probability of collecting scheduled principal and interest payments when due, based on the loan’s current payment status and the borrower’s financial condition, including available sources of cash flows. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was generally measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Bank utilized the discounted cash flows to determine the level of impairment, the Bank included the entire change in the present value of cash flows as a provision for loan losses.

The fair values of collateral dependent impaired loans were based on independent appraisals of the collateral. In general, the Bank acquired an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal was over a year old, and a new appraisal was not performed, due to lack of comparable values or other reasons, the existing appraisal was utilized and discounted based on the age of the appraisal, condition of the subject property and overall economic conditions. After determining the collateral value as described, the fair value was calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values was considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies and the related qualitative adjustments assigned by the Bank. Segments of loans with similar risk characteristics were collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

In the course of working with borrowers, the Bank may have chosen to restructure the contractual terms of certain loans. In this scenario, the Bank attempted to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that were modified were reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) had occurred, which was when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank granted a concession to the borrower that it would not have otherwise considered. Terms may have been modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may have included the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Bank did not result in a satisfactory arrangement, the loan was referred to legal counsel, at which time foreclosure proceedings were initiated. At any time prior to a sale of the property at foreclosure, the Bank may have terminated foreclosure proceedings if the borrower was able to work out a satisfactory payment plan.

It was the Bank’s policy that any restructured loans on nonaccrual status prior to being restructured remained on nonaccrual status until nine months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Bank reviewed the loan to determine if it was appropriate to continue the accrual of interest on the restructured loan.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

With regard to determination of the amount of the allowance for loan losses, troubled debt restructured loans were considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings was the same as detailed previously.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No changes in valuation allowances have been reported on the income statements. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the consolidated income statement as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system and the transfer of the stock is substantially restricted. The required investment in the common stock is based on a predetermined formula. FHLB stock is carried at cost. FHLB stock is evaluated for impairment on an annual basis. The Bank’s investment in FHLB stock was not impaired at September 30, 2024 and 2023.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

At September 30, 2024, the Bank had no foreclosed residential real estate properties.

At September 30, 2024, the Bank had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

At September 30, 2023, the Bank had two consumer mortgage loans secured by residential real estate properties totaling $136,000 for which formal foreclosure proceedings were in process.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

With a few exceptions, the Company is no longer subject to examination by tax authorities for calendar years before 2021. As of September 30, 2024 and 2023, the Company had no material uncertain income tax positions.

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

The Company had no dilutive or potentially dilutive securities during the years ended September 30, 2024 and September 30, 2023.

Earnings per share is not meaningful to the fiscal year ended September 30, 2023, as the Company completed the stock offering and conversion to stock form on July 26, 2023.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities and, if necessary, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Loan Fees.

For loan related services, fee income is recognized, amortized over the life of the loan.

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

The Company adopted the new standard effective October 1, 2023, which resulted in a $32,000 increase to the allowance for credit losses on residential loans and a charge, net of tax, of $25,280 to retained earnings.

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2024
U.S. Government agencies	$3,473,459	$20,089	$(36,168)	$3,457,380
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,635,875	49,422	(211,027)	4,474,270
State and political subdivisions	3,421,238	20,904	(252,514)	3,189,628

	$11,530,572	$90,415	$(499,709)	$11,121,278

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2023
U.S. Treasury securities	$999,565	$—	$(32,845)	$966,720
U.S. Government agencies	4,009,577	—	(184,807)	3,824,770
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,647,020	—	(414,789)	3,232,231
State and political subdivisions	3,882,574	—	(456,580)	3,425,994

	$12,538,736	$—	$(1,089,021)	$11,449,715

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
September 30, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$92,840	$—	$(1,439)	$91,401

September 30, 2023
Mortgage-backed Government Sponsored Enterprises (GSEs)	$147,291	$—	$(4,149)	$143,142

The amortized cost and fair value of available-for-sale securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
September 30, 2024
Within one year	$1,000,288	$986,310
One to five years	2,000,000	1,977,810
Five to ten years	473,171	493,260
After ten years	3,421,238	3,189,628
	6,894,697	6,647,008
Mortgage-backed GSEs	4,635,874	4,474,270
Totals	$11,530,571	$11,121,278

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $493,000 and $468,000 at September 30, 2024 and 2023, respectively.

Proceeds from sales of available for sale securities totaled approximately $888,000 during the fiscal year ended September 30, 2024, resulting in gross realized gains of $13,870 and gross realized losses of $9,559. Proceeds from sales of available for sale securities totaled approximately $1,655,000 during the fiscal year ended September 30, 2023, resulting in gross realized gains of $5,735 and gross realized losses of $12,747.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 21 and 28 securities at September 30, 2024 and 2023, respectively, was approximately $7,826,000 and $11,450,000, which is approximately 70 percent and 100 percent,

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the fair value decline of any of these securities be attributed to credit-related reasons, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and 2023:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,964,120	$(36,168)	$2,964,120	$(36,168)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	2,898,583	(211,027)	2,898,583	(211,027)
State and political subdivisions	341,947	(4,544)	1,621,380	(247,970)	1,963,327	(252,514)
	$341,947	$(4,544)	$7,484,083	$(495,165)	$7,826,030	$(499,709)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	$—	$91,402	(1,438)	91,402	(1,438)

Total	$341,947	$(4,544)	$7,575,485	$(496,603)	$7,917,432	$(501,147)

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$—	$—	$966,720	$(32,845)	$966,720	$(32,845)
U.S. Government agencies	—	—	3,824,770	(184,807)	3,824,770	(184,807)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	3,232,231	(414,789)	3,232,231	(414,789)
State and political subdivisions	1,481,544	(71,136)	1,944,450	(385,444)	3,425,994	(456,580)
	1,481,544	(71,136)	9,968,171	(1,017,885)	11,449,715	(1,089,021)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	143,142	(4,149)	143,142	(4,149)

Total	$1,481,544	$(71,136)	$10,111,313	$(1,022,034)	$11,592,857	$(1,093,170)

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at September 30, 2024.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at September 30, 2024 and 2023.

Note 4:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	September 30,
	2024	2023

	(In thousands)
Real estate loans:
Residential	$73,285,469	$74,561,278
Multi-family	1,259,640	1,309,586
Agricultural	53,523,748	36,378,192
Commercial	2,453,082	2,311,882
Construction and land	6,024,429	5,082,863
Home equity line of credit (HELOC)	4,959,058	4,708,023
Commercial and industrial	1,666,188	1,801,569
Consumer	5,518,844	7,652,164

Total loans	148,690,458	133,805,557

Less:
Undisbursed loans in process	2,309,368	2,578,282
Net deferred loan fees	339,455	325,621
Allowance for credit losses	963,268	934,331

Net loans	$145,078,367	$129,967,323

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at September 30, 2024 and 2023, were approximately $18,048,000 and

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

$19,667,000, respectively. At September 30, 2024 and 2023, the mortgage-servicing rights included in other assets on the balance sheet were approximately $121,000 and $132,000, respectively.

The following tables present the activity in the allowance for credit losses based on portfolio segment for the years ended September 30, 2024 and 2023.

	Year Ended September 30, 2024
		Effect of	Provision
	Balance	adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	September 30, 2024
Real estate loans:
Residential	$738,230	$32,000	$(78,378)	$—	$—	$691,852
Multi-family	12,840	—	(10,315)	—	—	2,525
Agricultural	73,608	—	33,676	—	—	107,284
Commercial	4,678	—	239	—	—	4,917
Construction and land	49,835	—	42,825	—	—	92,660
Home equity line of credit (HELOC)	14,289	—	621	—	—	14,910
Commercial and industrial	3,645	—	(331)	—	—	3,314
Consumer	37,206	—	74,663	(66,864)	801	45,806

Allowance for credit losses on loans	$934,331	$32,000	$63,000	$(66,864)	$801	$963,268

The increase in the level of the allowance allocated to the agricultural loans was due primarily to the growth in that loan category.  The increase in the allowance allocated to the construction loans category was due to the addition of commercial construction loans during the year, which were evaluated with a higher expected loss rate than the construction loans on residential one-to four-family real estate, and the lesser allocation on the residential real estate loans was due primarily to the decline in balances, coupled with an analysis of the economic environment and the effect on the risk factors applied to that category

	Year Ended September 30, 2023
		Provision
	Balance	(credit)			Balance
	October 1, 2022	for credit losses	Charge-offs	Recoveries	September 30, 2023
Real estate loans:
Residential	$623,649	$163,934	$(49,353)	$—	$738,230
Multi-family	11,008	1,832	—	—	12,840
Agricultural	199,011	(125,403)	—	—	73,608
Commercial	10,801	(6,123)	—	—	4,678
Construction and land	35,292	14,543	—	—	49,835
Home equity line of credit (HELOC)	69,234	(54,945)	—	—	14,289
Commercial and industrial	12,086	(8,441)	—	—	3,645
Consumer	22,573	14,603	—	30	37,206

Allowance for credit losses on loans	$983,654	$—	$(49,353)	$30	$934,331

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

We had no loans individually evaluated at September 30, 2024.

The following table present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2023:

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

September 30, 2024 and 2023

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. The main risks for these loans are the depreciation of the collateral values (vehicles) and the financial condition of the borrowers. Major employment changes are specifically considered by management.

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of September 30, 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
September 30, 2024
Commercial real estate
Risk Rating
Pass	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$4,897,328	$909,827	$68,054	$66,740	$-	$31,698	$-	$-	$5,973,647
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	-	-	50,782
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,897,328	$909,827	$68,054	$66,740	$50,782	$31,698	$-	$-	$6,024,429

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$175,600	$379,296	$-	$1,093,861	$-	$1,648,757
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	17,431	-	17,431
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$175,600	$379,296	$-	$1,111,292	$-	$1,666,188

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,831,099	$3,484,522	$1,093,861	$-	$64,858,874
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	17,431	-	68,213
Doubtful	-	-	-	-	-	-	-	-	-
Total	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,881,881	$3,484,522	$1,111,292	$-	$64,927,087

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity.

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2024	2023	2022		2021		2020		Prior		Cost Basis		Cost Basis		Total
September 30, 2024
Residential real estate
Payment Performance
Performing	$8,532,004	$4,752,191		$14,591,072		$18,882,083		$6,603,015		$19,655,898		$4,959,058		$-	$77,975,321
Nonperforming	-	-		-		135,161		-		134,045		-		-	269,206
Total	$8,532,004	$4,752,191		$14,591,072		$19,017,244		$6,603,015		$19,789,943		$4,959,058		$-	$78,244,527

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$348,272	$4,892,481		$147,659		$38,002		$30,725		$13,348		$-		$-	$5,470,487
Nonperforming	-	21,841		2,327		-		3,780		20,409		-		-	48,357
Total	$348,272	$4,914,322		$149,986		$38,002		$34,505		$33,757		$-		$-	$5,518,844

Consumer
Current period gross charge-offs	$-	$66,864		$-		$-		$-		$-		$-		$-	$66,864

Total
Payment Performance
Performing	$8,880,276	$9,644,672		$14,738,731		$18,920,085		$6,633,740		$19,669,246		$4,959,058		$-	$83,445,808
Nonperforming	-	21,841	-	2,327	-	135,161	-	3,780	-	154,454	-	-	-	-	317,563
Total	$8,880,276	$9,666,513		$14,741,058		$19,055,246		$6,637,520		$19,823,700		$4,959,058		$-	$83,763,371

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of September 30, 2023, follows:

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

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the years ended September 30, 2024 and 2023.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2024 and 2023:

	September 30, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$498,008	$184,393	$269,206	$951,607	$72,333,862	$73,285,469	$—
Multi-family	—	—	—	—	1,259,640	1,259,640	—
Agricultural	—	—	—	—	53,523,748	53,523,748	—
Commercial	—	—	—	—	2,453,082	2,453,082	—
Construction and land	—	—	50,782	50,782	5,973,647	6,024,429	—
Home equity line of credit (HELOC)	74,969	—	—	74,969	4,884,089	4,959,058	—
Commercial and industrial	3,516	—	17,431	20,947	1,645,241	1,666,188	—
Consumer	113,123	—	21,841	134,964	5,383,880	5,518,844	26,516

Total	$689,616	$184,393	$359,260	$1,233,269	$147,457,189	$148,690,458	$26,516

	September 30, 2023
			Greater Than
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable

Real estate loans:
Residential	$482,844	$332,929	$477,313	$1,293,086	$73,268,192	$74,561,278
Multi-family	—	—	—	—	1,309,586	1,309,586
Agricultural	—	—	—	—	36,378,192	36,378,192
Commercial	—	—	—	—	2,311,882	2,311,882
Construction and land	—	—	—	—	5,082,863	5,082,863
Home equity line of credit (HELOC)	—	—	—	—	4,708,023	4,708,023
Commercial and industrial	—	—	—	—	1,801,569	1,801,569
Consumer	5,653	20,831	—	26,484	7,625,680	7,652,164

Total	$488,497	$353,760	$477,313	$1,319,570	$132,485,987	$133,805,557

The Company had no loans identified as collateral dependent as of September 30, 2024 and no loans identified as individually evaluated during the year ended September 30, 2023.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Non-performing loans at September 30, 2024 and 2023, were as follows:

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
September 30, 2024	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
Residential real estate loans	$269,206	$—	$269,206	$—	$269,206
Construction and land	50,782	—	50,782	—	50,782
Commercial and industrial	17,431	—	17,431	—	17,431
Consumer	21,841	—	21,841	26,516	48,357
Total	$359,260	$—	$359,260	$26,516	$385,776

		September 30,
		2023

Residential real estate loans		$477,313

There were no loans modified for borrowers experiencing financial difficulty during the years ended September 30, 2024 and 2023. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the years ended September 30, 2024 and 2023.

Note 5:    Premises and Equipment

Major classifications of premises and equipment, stated at cost, at September 30, 2024 and 2023, are as follows:

	September 30,
	2024	2023
Land	$483,570	$483,570
Buildings and improvements	4,262,590	4,261,697
Construction in progress	425,981	—
Furniture and equipment	1,680,219	1,621,935

Total premises and equipment	6,852,360	6,367,202
Less accumulated depreciation	4,121,027	3,765,627

Net premises and equipment	$2,731,333	$2,601,575

Depreciation expense was approximately $355,000 and $302,000 for the years ended September 30, 2024 and 2023, respectively.

Note 6:    Time Deposits

Time deposits in denominations of $250,000 or more were $3,219,000 and $3,663,000 at September 30, 2024 and 2023, respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

At September 30, 2024, the scheduled maturities of time deposits were as follows:

September 30,
2024
Within one year	$26,151,394
One year to two years	5,726,544
Two years to three years	444,437
Three years to four years	321,750
Four years to five years	10,073,996
Thereafter	139,834

$42,857,955

Note 7:    Borrowings

The Bank had Federal Home Loan Bank (FHLB) advances outstanding totaling $15,000,000 and $12,000,000 as of September 30, 2024 and 2023, respectively.

At September 30, 2024 and 2023, the Bank had a cash management line of credit agreement with the FHLB providing for additional borrowing of $11.0 million and $10.0 million, respectively. The Bank had $7.0 million drawn on this line at September 30, 2024 and no borrowings drawn on this line at September 30, 2023.

The Bank has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Bank and a blanket pledge of approximately $72,870,000 and $74,469,000 of its qualifying mortgage assets as of September 30, 2024 and 2023, respectively.

Based on this collateral, the Bank was eligible to borrow up to a total of approximately $23,154,000 as of September 30, 2024 and of approximately $37,603,000 as of September 30, 2023.

Maturities of FHLB advances were as follows at September 30, 2024:

September 30,
2024
Within one year (weighted average rate 4.81%)	$19,000,000
One year to two years (weighed average rate 5.08%)	3,000,000

$22,000,000

	2024	2023
Balance at year end	$18,000,000	$10,000,000
Average balance outstanding	13,316,712	1,643,836
Maximum month-end balance	18,000,000	10,000,000
Weighted-average rate at year-end	5.01%	5.42%
Weighted-average rate during the year	5.44%	5.33%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Note 8:    Income Taxes

The provision for income taxes includes these components for the years ended September 30, 2024 and 2023:

	For the Year Ended
	September 30,
	2024	2023
Taxes currently payable	$177,953	$320,156
Deferred income taxes	(12,283)	(146,745)

Income tax expense	$165,670	$173,411

A reconciliation of the federal income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the Year Ended
	September 30,
	2024		2023
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Computed at statutory rate (21%)	$180,265	21.00%	$192,649	21.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(9,513)	(1.11)%	(12,352)	(1.35)%
Nontaxable interest income on municipal securities	(22,288)	(2.59)%	(24,121)	(2.63)%
Nontaxable life insurance death benefit	—	—	(948)	(0.10)%
Other	17,206	2.00%	18,183	1.98%

Actual income tax expense	$165,670	19.30%	$173,411	18.90%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

The composition of the Company’s net deferred tax assets and liabilities at September 30, 2024 and 2023, is as follows:

	September 30,
	2024	2023
Deferred tax assets
Allowance for credit losses	$210,308	$202,051
Accrued benefits	147,423	157,114
Unrealized losses on available-for-sale securities	86,254	228,694
Charitable contributions	44,699	92,946
Other	84,152	60,433

Deferred tax assets	572,836	741,238

Deferred tax liabilities
Depreciation	(121,970)	(121,554)
Federal Home Loan Bank stock dividends	(109,290)	(162,732)
Mortgage servicing rights	(26,335)	(28,593)
Other	(31,375)	(21,055)

Deferred tax liabilities	(288,970)	(333,934)

Net deferred tax asset	$283,866	$407,304

Retained earnings at each of September 30, 2024 and 2023, included approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $191,000 at September 30, 2024 and 2023.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2024 and 2023, that the Bank met all capital adequacy requirements to which it is subject.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

As of September 30, 2024, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2024
Total Capital
(to Risk-Weighted Assets)	$21,797	16.3%	$10,699	8.0%	$13,374	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$8,024	6.0%	$10,699	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$6,018	4.5%	$8,693	6.5%

Tier I Capital
(to Average Total Assets)	$20,829	11.6%	$7,183	4.0%	$8,978	5.0%

As of September 30, 2023
Total Capital
(to Risk-Weighted Assets)	$21,120	19.0%	$8,897	8.0%	$11,121	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,186	18.2%	$6,672	6.0%	$8,897	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,186	18.2%	$5,004	4.5%	$7,228	6.5%

Tier I Capital
(to Average Total Assets)	$20,186	13.1%	$6,158	4.0%	$7,697	5.0%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Note 10:    Related Party Transactions

The Bank had loans outstanding to certain of its executive officers, directors and their related interests. Activity in these loans for the years ended September 30, 2024 and 2023, is presented in the following table. Loan balances that are no longer considered part of a related party relationship are shown as other activity.

	For the Year Ended
	September 30,
	2024	2023
Balance at beginning of year	$1,493,394	$1,111,400

New borrowings	100,000	585,000

Repayments	(55,180)	(203,006)

Other	(199,098)	—

Balance at end of year	$1,339,116	$1,493,394

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability.

Deposits from related parties held by the Bank at September 30, 2024 and 2023, totaled approximately $578,000 and $478,000, respectively.

Note 11:    Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) and profit sharing benefit plan covering substantially all employees. Employees are eligible to participate once they have reached age 21 and have completed one year of service. The Bank will make matching contributions up to 4 percent of an employee's compensation once the employee has completed 12 months of service. The Bank may make a discretionary profit sharing contribution to the plan each year. The Bank's expense for this plan totaled approximately $170,000 and $153,000 for the years ended September 30, 2024 and 2023, respectively.

Director Retirement Plan

The Company maintains a plan to provide specified retirement benefits to each director upon their retirement from the Board. The director retirement plan expense for the years ended September 30, 2024 and 2023, was $37,000 and $44,000, respectively. The related accrued liability as of September 30, 2024 and 2023 was $409,000 and $445,000, respectively. The decrease in liability was due to the retirement of a director. The Bank purchased Flexible Premium Universal Life Insurance Policies to use as an informal funding vehicle for the expected future payments. The cash surrender value of these policies is reflected on the Company’s consolidated balance sheets.

Employee Stock Ownership Plan (ESOP)

In connection with the Conversion in July 2023, the Company established a leveraged ESOP for eligible employees of the Bank. The ESOP trust purchased 81,838 shares of Company common stock at the initial public

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

offering price of $10.00 per share financed by the 15-year term loan with the Company. The interest rate of the loan is 8.50% and the maturity date is December 31, 2037. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Bank recognizes expense based on the average fair value of the shares to be allocated to the ESOP participants.

Activity in the ESOP for the years ended September 30, 2024 and 2023 is as follows:

	For the years ended
	September 30,
	2024	2023
Shares committed to be released to participants	—	—
Shares allocated to participants	5,456	—
Unreleased shares	76,382	81,838

ESOP shares at end of year	81,838	81,838

Fair value of unreleased shares	$ 962,413	$ 1,128,546

The Company recognized expense related to the ESOP totaling $99,000 and $30,000 during the years ended September 30, 2024 and 2023, respectively.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and 2023:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
U.S. Government agencies	$3,457,380	$—	$3,457,380	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,474,269	—	4,474,269	—
State and political subdivisions	3,189,628	—	3,189,628	—

September 30, 2023
U.S. Treasury securities	$966,720	$966,720	$—	$—
U.S. Government agencies	3,824,770	—	3,824,770	—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,232,231	—	3,232,231	—
State and political subdivisions	3,425,994	—	3,425,994	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the years ended September 30, 2024 and 2023.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

the lower of carrying value or fair value. Other repossessed assets are valued at estimated sales prices, less costs to sell. The inputs for other real estate owned and other repossessed assets are considered to be Level 3.

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2024.

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
Sepetmber 30, 2023
Foreclosed real estate	$54,000	$—	$—	$54,000

The fair value for foreclosed real estate has been estimated using appraisals performed by an independent third-party. A discount of 10% has been applied to the appraised value in determining the fair value used.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and cash equivalents	$5,897,596	$5,897,596	$5,897,596	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	92,840	91,402	—	91,402	—
Loans held for sale	10,538,902	10,679,333	—	—	10,679,333
Loans, net	145,078,367	135,120,682	—	—	135,120,682
FHLB Stock	1,872,500	1,872,500	—	1,872,500	—
Bank owned life insurance	1,829,180	1,829,180	1,829,180	—	—
Accrued interest receivable	685,515	685,515	685,515	—	—

Financial liabilities:
Deposits	134,556,957	137,200,002	91,699,002	—	45,501,000
FHLB advances	22,000,000	21,993,000	—	21,993,000	—
Accrued interest payable	157,006	157,006	157,006	—	—

September 30, 2023
Financial assets:
Cash and cash equivalents	$6,291,336	$6,291,336	$6,291,336	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Loans held for sale	3,094,405	3,096,000	—	—	3,096,000
Loans, net	129,967,323	115,340,546	—	—	115,340,546
FHLB Stock	1,368,900	1,368,900	—	1,368,900	—
Bank owned life insurance	1,783,880	1,783,880	1,783,880	—	—
Accrued interest receivable	456,867	456,867	456,867	—	—

Financial liabilities:
Deposits	122,815,748	123,426,791	90,497,791	—	32,929,000
FHLB advances	12,000,000	12,001,000	—	12,001,000	—
Accrued interest payable	69,434	69,434	69,434	—	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	September 30,
	2024	2023
Commitments to originate loans	$2,516,011	$2,717,974
Undisbursed balance of loans closed	7,495,563	9,172,548

Total	$10,011,574	$11,890,522

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

Note 14:    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in consolidated shareholders’ equity, are as follows at September 30, 2024 and 2023:

	Unrealized Gains
	and Losses on
	Available-for-
	Sale Securities
Accumulated other comprehensive loss at September 30, 2022	$(903,562)

Other comprehensive income	37,697

Reclassification adjustment for realized loss on sale of securities	5,539

Accumulated other comprehensive loss at September 30, 2023	(860,326)

Other comprehensive income	540,390

Reclassification adjustment for realized gain on sales of securities	(3,406)

Accumulated other comprehensive loss at September 30, 2024	$(323,342)

	For the Year Ended
	September 30,		Affected Line Item in Consolidated
	2024	2023	Statements of Income

Unrealized gains (losses) on available for sale securities	$(4,311)	$7,012	Gain (loss) on sale of investments

	905	(1,473)	Provision for income taxes

	$(3,406)	$5,539

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

MERCER BANCORP, INC.

January 14, 2025	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alvin B. Parmiter	President, Chief Executive Officer and Director	January 14, 2025
Alvin B. Parmiter	(Principal Executive Officer)

/s/Sherman E. Crum	Controller	January 14, 2025
Sherman E. Crum	(Principal Financial and Accounting Officer)

/s/David L. Keiser	Chairman of the Board of Directors	January 14, 2025
David L. Keiser

/s/ Kristin M. Fee	Vice Chair of the Board of Directors	January 14, 2025
Kristin M. Fee

/s/ Michael J. Boley	Director	January 14, 2025
Michael J. Boley

/s/ Jose W. Faller	Director	January 14, 2025
Jose W. Faller