Form 10-Q
period 2024-12-31
Mercer Bancorp, Inc.
filed 2025-02-14
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

As of February 13, 2025. 1,022,970 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2024 (Unaudited) and September 30, 2024

	December 31,	September 30,
	2024	2024
Assets
Cash and due from banks	$2,502,933	$2,303,569
Interest-bearing deposits in other financial institutions	1,328,971	2,435,027
Federal funds sold	1,051,000	1,159,000
Cash and cash equivalents	4,882,904	5,897,596

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	10,986,956	11,121,278
Held-to-maturity securities, net of allowance for credit losses of $0	85,458	92,840
Loans held for sale	10,101,613	10,538,902
Loans receivable	146,770,173	146,041,635
Allowance for credit losses	(959,771)	(963,268)
Net loans	145,810,402	145,078,367

Premises and equipment	2,750,114	2,731,333
Federal Home Loan Bank stock	1,952,600	1,872,500
Bank owned life insurance	1,841,002	1,829,180
Accrued interest receivable	630,189	685,515
Federal Home Loan Bank lender risk account	458,116	463,873
Deferred federal income taxes	318,053	283,564
Other assets	932,745	1,053,268

Total assets	$180,850,152	$181,748,216

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$57,478,067	$55,139,738
Savings and money market	36,681,781	36,559,264
Time	39,519,309	42,857,955

Total deposits	133,679,157	134,556,957

Advances from the Federal Home Loan Bank	22,000,000	22,000,000
Directors plan liability	399,456	409,033
Accrued interest payable and other liabilities	677,128	829,193

Total liabilities	156,755,741	157,795,183

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,022,970 shares	10,229	10,229
Additional paid-in capital	8,672,640	8,658,653
Shares acquired by ESOP	(709,268)	(763,820)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	16,647,621	16,371,313
Accumulated other comprehensive loss	(526,811)	(323,342)

Total shareholders' equity	24,094,411	23,953,033

Total liabilities and shareholders' equity	$180,850,152	$181,748,216

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three Months Ended December 31, 2024 and 2023

	Three Months Ended
	December 31,
	2024	2023
Interest Income
Loans	$2,170,292	$1,716,117
Investment securities	85,967	66,668
Interest-bearing deposits and other	77,398	94,720

Total interest income	2,333,657	1,877,505

Interest Expense
Deposits	463,186	329,666
Federal Home Loan Bank advances	277,186	166,288

Total interest expense	740,372	495,954

Net Interest Income	1,593,285	1,381,551

Provision for Credit Losses	—	—

Net Interest Income After Provision for Credit Losses	1,593,285	1,381,551

Noninterest Income
Service fees on deposits	79,354	83,252
Late charges and fees on loans	35,653	46,855
Gain on sale of loans	5,168	—
Loan servicing fees	9,599	11,986
Bank owned life insurance	16,570	15,555
Other income	5,364	3,954

Total noninterest income	151,708	161,602

Noninterest Expense
Salaries and employee benefits	627,528	615,555
Directors fees	19,200	22,425
Occupancy and equipment	122,441	123,975
Data processing fees	179,578	128,270
Franchise taxes	31,777	19,276
FDIC insurance premiums	21,024	17,059
Professional services	104,570	110,250
Deposit account services expense	73,773	73,514
Advertising	23,995	23,104
Loan expenses	81,544	69,183
Other	114,135	123,001

Total noninterest expense	1,399,565	1,325,612

Income before income taxes	345,428	217,541

Provision for income taxes	69,120	44,007

Net Income	$276,308	$173,534

Earnings per share - basic and diluted	$0.29	$0.18

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended December 31, 2024 and 2023

	Three Months Ended
	December 31,
	2024	2023
Net income	$276,308	$173,534

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(257,556)	435,576

Tax benefit (expense)	54,087	(91,471)

Other comprehensive (loss) income	(203,469)	344,105

Comprehensive income	$72,839	$517,639

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2024 and 2023

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

Net income	—	—	—	—	—	276,308	—	276,308

ESOP shares allocated to participants	—	13,987	54,552	—	—	—	—	68,539

Other comprehensive loss	—	—	—	—	—	—	(203,469)	(203,469)

Balance at December 31, 2024	$10,229	$8,672,640	$(709,268)	$96,360	$(96,360)	$16,647,621	$(526,811)	$24,094,411

Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASU 2016-13	—	—	—	—	—	(25,280)	—	(25,280)

Net income as originally reported	—	—	—	—	—	189,855	—	189,855

Effect of restatement	—	—	—	—	—	(16,321)	—	(16,321)

Net income as restated	—	—	—	—	—	173,534	—	173,534

ESOP shares allocated to participants	—	16,341	64,051	—	—	—	—	80,392

Other comprehensive income	—	—	—	—	—	—	344,105	344,105

Balance at December 31, 2023	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$15,852,110	$(516,221)	$23,250,442

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2024 and 2023

	Three Months Ended
	December 31,
	2024	2023
Operating Activities
Net income	$276,308	$173,534
Items not requiring (providing) cash:
Depreciation and amortization	87,653	92,109
Amortization of premiums and discounts	3,311	7,731
Amortization of deferred loan fees	(19,041)	(15,836)
Deferred income taxes	19,598	18,863
Provision for credit losses	—	—
ESOP compensation expense	68,539	80,392
Gain on sale of loans	(5,168)	—
Proceeds from sales of loans	256,094	—
Loans originated for sale	(706,559)	(2,142,238)
Increase in cash surrender value of bank-owned life insurance	(11,822)	(11,009)
Changes in:
Accrued interest receivable	55,326	(71,612)
Other assets	123,509	(38,717)
Other liabilities	(161,643)	(210,002)

Net cash used in operating activities	(13,895)	(2,116,785)

Investing Activities
Purchases of available-for-sale securities	(277,432)	(890,248)
Proceeds from calls, maturities and paydowns of available-for-sale securities	151,197	1,119,365
Principal repayments on securities held-to-maturity	7,072	13,365
Net change in loans	179,929	(3,595,497)
Purchase of premises and equipment	(103,663)	(40,683)
Proceeds from redemption of FHLB stock	(80,100)	(105,800)

Net cash used in investing activities	(122,997)	(3,499,498)

Financing Activities
Net (decrease) increase in deposits	(877,800)	7,960,164
Proceeds from FHLB advances - short term	21,000,000	15,000,000
Repayment of FHLB advances - short term	(21,000,000)	(16,000,000)

Net cash (used in) provided by financing activities	(877,800)	6,960,164

(Decrease) Increase in Cash and Cash Equivalents	(1,014,692)	1,343,881

Cash and Cash Equivalents, Beginning of Period	5,897,596	6,291,336

Cash and Cash Equivalents, End of Period	$4,882,904	$7,635,217

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$653,889	$435,208
Income taxes	—	—

Supplemental Disclosure of Noncash Investing Activities
Effect of adoption of ASC 326	$—	$32,000

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of December 31, 2024, and for the interim three month periods ended December 31, 2024 and 2023 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three months ended December 31, 2024, are not necessarily indicative of the results to be obtained for the fiscal year ending September 30, 2025.

Nature of Operations

Mercer Bancorp, Inc. (“Mercer Bancorp” or the “Company”) is a Maryland corporation incorporated on March 7, 2023, to serve as the bank holding company for Mercer Savings Bank (“Mercer Savings” or the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 26, 2023. In connection with the Conversion, Mercer Bancorp acquired 100% ownership of Mercer Savings and the Company offered and sold 972,970 shares of its common stock at $10.00 per share, for gross offering proceeds of $9,729,700. The Company also contributed 50,000 shares of common stock and $100,000 in cash to Mercer Savings Charitable Foundation, Inc.

Mercer Savings is an Ohio chartered stock bank engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, agricultural, commercial, home equity lines of credit and installment loans, and indirect automobile loans. Its operations are conducted through its four office locations in Celina, Ft. Recovery and Greenville, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of and for the three months ended December 31, 2024, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Allowance for Credit Losses

The Company adopted ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326) using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures effective October 1, 2023

Available-for-sale securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at December 31, 2024.

Accrued interest receivable on available-for-sale debt securities totaled $53,900 and $151,047 at December 31, 2024 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at October 1, 2024 and December 31, 2024.

Accrued interest receivable on held-to-maturity debt securities totaled $431 and $464 at December 31, 2024 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Accrued interest receivable on loans totaled $548,490 and $489,780 at December 31, 2024 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

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

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the modification of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Bank do not result in a satisfactory

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Bank’s policy that any loans modified for borrowers experiencing financial difficulty on nonaccrual status prior to being modified remain on nonaccrual status until nine months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Bank reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

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

The Company had no dilutive or potentially dilutive securities during the three months ended December 31, 2024 and 2023.

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

Note 2:    Change in Accounting Principle

The Company adopted ASC 326 effective October 1, 2023, which introduced a new credit loss model, the current expected credit loss model (“CECL”).

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Note 3:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
December 31, 2024
U.S. Government agencies	$3,473,934	$5,710	$(32,719)	$3,446,925
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,483,624	6,775	(337,420)	4,152,979
State and political subdivisions	3,696,248	547	(309,743)	3,387,052

	$11,653,806	$13,032	$(679,882)	$10,986,956

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2024
U.S. Government agencies	3,473,459	20,089	(36,168)	3,457,380
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,635,875	49,422	(211,027)	4,474,270
State and political subdivisions	3,421,238	20,904	(252,514)	3,189,628

	$11,530,572	$90,415	$(499,709)	$11,121,278

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
December 31, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$85,458	$—	$(1,824)	$83,634

September 30, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$92,840	$—	$(1,439)	$91,401

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company had no allowance for credit losses on available-for-sale and held-to maturity securities at December 31, 2024 and September 30, 2024.

The amortized cost and fair value of available-for-sale securities at December 31, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
December 31, 2024
Within one year	$1,000,039	$997,030
One to five years	2,000,000	1,970,290
Five to ten years	1,337,125	1,283,425
After ten years	2,833,018	2,583,232
	7,170,182	6,833,977
Mortgage-backed GSEs	4,483,624	4,152,979
Totals	$11,653,806	$10,986,956

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $897,000 and $493,000 at December 31, 2024 and September 30, 2024, respectively.

There were no sales of securities during the three-month periods ended December 31, 2024 and 2023.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 22 securities at December 31, 2024 and 21 securities at September 30, 2024, was approximately $9,671,092 and $7,826,000 or 88% and 70%, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit-related.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and September 30, 2024:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,967,320	$(32,719)	$2,967,320	$(32,719)
Mortgage-backed Government Sponsored Enterprises (GSEs)	1,008,528	(41,934)	2,693,500	(295,486)	3,702,028	(337,420)
State and political subdivisions	1,413,544	(30,820)	1,588,200	(278,923)	3,001,744	(309,743)
	$2,422,072	$(72,754)	$7,249,020	$(607,128)	$9,671,092	$(679,882)

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	—	—	2,964,120	(36,168)	2,964,120	(36,168)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	2,898,583	(211,027)	2,898,583	(211,027)
State and political subdivisions	341,947	(4,544)	1,621,380	(247,970)	1,963,327	(252,514)
	341,947	(4,544)	7,484,083	(495,165)	7,826,030	(499,709)

U.S. Government Treasuries and Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at December 31, 2024 and September 30, 2024.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at December 31, 2024 and September 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	December 31,	September 30,
	2024	2024

Real estate loans:
Residential	$72,553,283	$73,285,469
Multi-family	1,246,262	1,259,640
Agricultural	55,925,869	53,523,748
Commercial	2,291,425	2,453,082
Construction and land	5,169,111	6,024,429
Home equity line of credit (HELOC)	4,881,435	4,959,058
Commercial and industrial	1,681,711	1,666,188
Consumer	4,963,914	5,518,844

Total loans	148,713,010	148,690,458

Less:
Undisbursed loans in process	1,606,879	2,309,368
Net deferred loan fees	335,958	339,455
Allowance for credit losses	959,771	963,268

Net loans	$145,810,402	$145,078,367

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at December 31, 2024 and September 30, 2024, were approximately $17,639,000 and $18,048,000 respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company adopted ASU 2016-13 effective October 1, 2023, which required implementation of the current expected credit loss (CECL) model in estimating the allowance for credit losses (ACL) valuation account. The implementation of the new standard resulted in a $32,000 increase to the overall balance of the Company’s allowance for credit losses (ACL). The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31, 2024
		Provision
	Balance	(credit)			Balance
	October 1, 2024	for credit losses	Charge-offs	Recoveries	December 31, 2024

Real estate loans:
Residential	$691,852	$(27,799)	$—	$—	$664,053
Multi-family	2,525	(24)	—	—	2,501
Agricultural	107,284	4,964	—	—	112,248
Commercial	4,917	(319)	—	—	4,598
Construction and land	92,660	(10,875)	—	—	81,785
Home equity line of credit (HELOC)	14,910	(215)	—	—	14,695
Commercial and industrial	3,314	44	—	—	3,358
Consumer	45,806	35,139	(4,412)	—	76,533

Allowance for credit losses on loans	$963,268	$915	$(4,412)	$—	$959,771

	Three Months Ended December 31, 2023
		Effect of	Provision
	Balance	adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	December 31, 2023
Real estate loans:
Residential	$738,230	$32,000	$7,412	$—	$—	$777,642
Multi-family	12,840	—	(10,198)	—	—	2,642
Agricultural	73,608	—	9,801	—	—	83,409
Commercial	4,678	—	(153)	—	—	4,525
Construction and land	49,835	—	(9,550)	—	—	40,285
Home equity line of credit (HELOC)	14,289	—	595	—	—	14,884
Commercial and industrial	3,645	—	3	—	—	3,648
Consumer	37,206	—	2,090	—	262	39,558

Total loans	$934,331	$32,000	$—	$—	$262	$966,593

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of December 31, 2024 and September 30, 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
December 31, 2024
Commercial real estate
Risk Rating
Pass	$-	$371,910	$-	$745,183	$1,000,333	$173,999	$-	$-	$2,291,425
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$371,910	$-	$745,183	$1,000,333	$173,999	$-	$-	$2,291,425

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$757,130	$4,144,877	$54,685	$67,020	$65,300	$29,318	$-	$-	$5,118,330
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	50,781	-	-	50,781
Doubtful	-	-	-	-	-	-	-	-	-
Total	$757,130	$4,144,877	$54,685	$67,020	$65,300	$80,099	$-	$-	$5,169,111

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$160,334	$341,684	$1,179,693	$-	$1,681,711
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$160,334	$341,684	$1,179,693	$-	$1,681,711

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Multi Family
Risk Rating
Pass	$-	$-	$-	$949,175	$-	$297,087	$-	$-	$1,246,262
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$949,175	$-	$297,087	$-	$-	$1,246,262

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$4,054,157	$20,077,421	$11,763,510	$8,740,976	$5,156,366	$6,133,439	$-	$-	$55,925,869
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,054,157	$20,077,421	$11,763,510	$8,740,976	$5,156,366	$6,133,439	$-	$-	$55,925,869

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$4,811,287	$24,594,208	$11,818,195	$10,502,354	$6,382,333	$6,975,527	$1,179,693	$-	$66,263,597
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	50,781	-	-	50,781
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,811,287	$24,594,208	$11,818,195	$10,502,354	$6,382,333	$7,026,308	$1,179,693	$-	$66,314,378

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
September 30, 2024
Commercial real estate
Risk Rating
Pass	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$4,897,328	$909,827	$68,054	$66,740	$-	$31,698	$-	$-	$5,973,647
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	-	-	50,782
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,897,328	$909,827	$68,054	$66,740	$50,782	$31,698	$-	$-	$6,024,429

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$175,600	$379,296	$-	$1,093,861	$-	$1,648,757
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	17,431	-	17,431
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$175,600	$379,296	$-	$1,111,292	$-	$1,666,188

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748

Agricultural

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,831,099	$3,484,522	$1,093,861	$-	$64,858,874
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	17,431	-	68,213
Doubtful	-	-	-	-	-	-	-	-	-
Total	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,881,881	$3,484,522	$1,111,292	$-	$64,927,087

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2025	2024	2023		2022		2021		Prior		Cost Basis		Cost Basis		Total
December 31, 2024
Residential real estate
Payment Performance
Performing	$1,831,821	$8,436,839		$4,642,954		$14,165,945		$18,402,987		$24,524,694		$4,806,466		$-	$76,811,706
Nonperforming	-	-		-		-		256,748		291,295		74,969		-	623,012
Total	$1,831,821	$8,436,839		$4,642,954		$14,165,945		$18,659,735		$24,815,989		$4,881,435		$-	$77,434,718

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$36,679	$331,267		$4,379,498		$130,177		$48,784		$14,773		$-		$-	$4,941,178
Nonperforming	-	-		-		2,327		-		20,409		-		-	22,736
Total	$36,679	$331,267		$4,379,498		$132,504		$48,784		$35,182		$-		$-	$4,963,914

Consumer
Current period gross charge-offs	$66	$4,346		$-		$-		$-		$-		$-		$-	$4,412

Total
Payment Performance
Performing	$1,868,500	$8,768,106		$9,022,452		$14,296,122		$18,451,771		$24,539,467		$4,806,466		$-	$81,752,884
Nonperforming	-	-	-	-	-	2,327	-	256,748	-	311,704	-	74,969	-	-	645,748
Total	$1,868,500	$8,768,106		$9,022,452		$14,298,449		$18,708,519		$24,851,171		$4,881,435		$-	$82,398,632

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2024	2023	2022		2021		2020		Prior		Cost Basis		Cost Basis		Total
September 30, 2024
Residential real estate
Payment Performance
Performing	$8,532,004	$4,752,191		$14,591,072		$18,882,083		$6,603,015		$19,655,898		$4,959,058		$-	$77,975,321
Nonperforming	-	-		-		135,161		-		134,045		-		-	269,206
Total	$8,532,004	$4,752,191		$14,591,072		$19,017,244		$6,603,015		$19,789,943		$4,959,058		$-	$78,244,527

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$348,272	$4,892,481		$147,659		$38,002		$30,725		$13,348		$-		$-	$5,470,487
Nonperforming	-	21,841		2,327		-		3,780		20,409		-		-	48,357
Total	$348,272	$4,914,322		$149,986		$38,002		$34,505		$33,757		$-		$-	$5,518,844

Consumer
Current period gross charge-offs	$-	$66,864		$-		$-		$-		$-		$-		$-	$66,864

Total
Payment Performance
Performing	$8,880,276	$9,644,672		$14,738,731		$18,920,085		$6,633,740		$19,669,246		$4,959,058		$-	$83,445,808
Nonperforming	-	21,841	-	2,327	-	135,161	-	3,780	-	154,454	-	-	-	-	317,563
Total	$8,880,276	$9,666,513		$14,741,058		$19,055,246		$6,637,520		$19,823,700		$4,959,058		$-	$83,763,371

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended December 31, 2024 or the year ended September 30, 2024.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2024 and September 30, 2024:

	December 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$519,379	$130,361	$548,043	$1,197,783	$71,355,500	$72,553,283	$—
Multi-family	—	—	—	—	1,246,262	1,246,262	—
Agricultural	—	253,238	—	253,238	55,672,631	55,925,869	—
Commercial	—	—	—	—	2,291,425	2,291,425	—
Construction and land	—	—	50,781	50,781	5,118,330	5,169,111	—
Home equity line of credit (HELOC)	—	8,691	74,969	83,660	4,797,775	4,881,435	—
Commercial and industrial	29,926	—	—	29,926	1,651,785	1,681,711	—
Consumer	—	24,371	22,736	47,107	4,916,807	4,963,914	22,736

Total	$549,305	$416,661	$696,529	$1,662,495	$147,050,515	$148,713,010	$22,736

	September 30, 2024
			Greater than				Total Loans>
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Residential	$498,008	$184,393	$269,206	$951,607	$72,333,862	$73,285,469	$—
Multi-family	—	—	—	—	1,259,640	1,259,640	—
Agricultural	—	—	—	—	53,523,748	53,523,748	—
Commercial	—	—	—	—	2,453,082	2,453,082	—
Construction and land	—	—	50,782	50,782	5,973,647	6,024,429	—
Home equity line of credit (HELOC)	74,969	—	—	74,969	4,884,089	4,959,058	—
Commercial and industrial	3,516	—	17,431	20,947	1,645,241	1,666,188	—
Consumer	113,123	—	48,357	161,480	5,357,364	5,518,844	26,516

Total	$689,616	$184,393	$385,776	$1,259,785	$147,430,673	$148,690,458	$26,516

The Company had no loans identified as collateral dependent as of December 31, 2024 and September 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company had three loans secured by deposits totaling $23,000, greater than 90 days past due and accruing at December 31, 2024 and September 30, 2024. The Company’s total nonaccrual loans, none of which had an allowance for credit losses at December 31, 2024 and September 30, 2024, were as follows:

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
December 31, 2024
Residential real estate loans	$548,043	$—	$548,043	$—	$548,043
Construction and land	50,781	—	50,781	—	50,781
Home equity line of credit	74,969	—	74,969	—	74,969
Consumer	—	—	—	22,736	22,736

	$673,793	$—	$673,793	$22,736	$696,529

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
September 30, 2024
Residential real estate loans	$269,206	$—	$269,206	$—	$269,206
Construction and land	50,782	—	50,782	—	50,782
Commercial and industrial	17,431	—	17,431	—	17,431
Consumer	21,841	—	21,841	26,516	48,357

	$359,260	$—	$359,260	$26,516	$385,776

There were no loans modified for borrowers experiencing financial difficulty during the three months ended December 31, 2024 and 2023 and during the year ended September 30, 2024. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the three months ended December 31, 2024 and 2023 and during the year ended September 30, 2024.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2024 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2024
Total Capital
(to Risk-Weighted Assets)	$22,129	16.6%	$10,699	8.0%	$13,374	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$21,165	15.9%	$8,024	6.0%	$10,699	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$21,165	15.9%	$6,018	4.5%	$8,693	6.5%

Tier I Capital
(to Average Total Assets)	$21,165	11.7%	$7,183	4.0%	$8,978	5.0%

As of September 30, 2024
Total Capital
(to Risk-Weighted Assets)	$21,797	16.3%	$10,699	8.0%	$13,374	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$8,024	6.0%	$10,699	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$6,018	4.5%	$8,693	6.5%

Tier I Capital
(to Average Total Assets)	$20,829	11.6%	$7,183	4.0%	$8,978	5.0%

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and September 30, 2024:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
U.S. Government agencies	$3,446,925	$—	$3,446,925	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,152,979	—	4,152,979	—
State and political subdivisions	3,387,052	—	3,387,052	—

September 30, 2024
U.S. Government agencies	$3,457,380	$—	$3,457,380	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,474,270	—	4,474,270	—
State and political subdivisions	3,189,628	—	3,189,628	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended December 31, 2024 and the year ended September 30, 2024.

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

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024 and September 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$4,882,904	$4,882,904	$4,882,904	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	85,458	83,634	—	83,634	—
Loans held for sale	10,101,613	10,257,000	—	—	10,257,000
Loans, net	145,810,402	130,538,000	—	—	130,538,000
FHLB Stock	1,952,600	1,952,600	—	1,952,600	—
Bank owned life insurance	1,841,002	1,841,002	1,841,002	—	—
Accrued interest receivable	630,189	930,189	930,189	—	—

Financial liabilities:
Deposits	133,679,157	135,978,848	94,159,848	—	41,819,000
FHLB advances	22,000,000	21,982,000	—	21,982,000	—
Accrued interest payable	243,488	243,488	243,488	—	—

September 30, 2024
Financial assets:
Cash and cash equivalents	$5,897,596	$5,897,596	$5,897,596	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	92,840	91,402	—	91,402	—
Loans held for sale	10,538,902	10,679,333	—	—	10,679,333
Loans, net	145,078,367	135,120,682	—	—	135,120,682
FHLB Stock	1,872,500	1,872,500	—	1,872,500	—
Bank owned life insurance	1,829,180	1,829,180	1,829,180	—	—
Accrued interest receivable	685,515	685,515	685,515	—	—

Financial liabilities:
Deposits	134,556,957	137,200,002	91,699,002	—	45,501,000
FHLB advances	22,000,000	21,993,000	—	21,993,000	—
Accrued interest payable	157,006	157,006	157,006	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	December 31,	September 30,
	2024	2024
Commitments to originate loans	$1,530,979	$2,516,011
Undisbursed balance of loans closed	6,981,576	7,495,563

Total	$8,512,555	$10,011,574

Note 8:   Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023

Net income	$276,308	$173,534

Weighted-average shares issued	1,022,970	1,022,970
Less weighted-average unearned ESOP shares	(70,926)	(81,779)

Weighted-average shares outstanding	952,044	941,191

Earnings per share - basic and diluted	$0.29	$0.18

Note 9: Employee Stock Ownership Plan (ESOP)

In connection with the Conversion in July 2023, the Company established a leveraged ESOP for eligible employees of the Bank. The ESOP trust purchased 81,838 shares of Company common stock at the initial public offering price of $10.00 per share financed by the 15-year term loan with the Company. The interest rate of the loan is 8.50% and the maturity date is December 31, 2037. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP. When the loan payments are made, ESOP shares are allocated to the participants based on relative compensation. The Bank recognizes expense based on the average fair value of the shares to be allocated to the ESOP participants.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Activity in the ESOP for the three months ended December 31, 2024 and 2023 is as follows:

	For the Three Months Ended
	December 31,
	2024	2023
Shares committed to be released to participants	—	—
Shares allocated to participants	10,912	5,456
Unreleased shares	70,926	76,382

ESOP shares at end of plan year	81,838	81,838

Fair value of unreleased shares	$ 992,964	$ 1,031,157

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2024 as filed with the SEC on January 14, 2025.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary and fiscal policy;
●	changes in the interest rate environment that affect our margins and yields, the fair value of our financial instruments, our level of loan originations, or the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits, including the percentage of uninsured deposits in our portfolio;

●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Accordingly, you should not place undue reliance on forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allowance for credit losses is evaluated following the accounting guidance in Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326). ASC 326 sets forth the current expected credit loss (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts.

Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Comparison of Financial Condition at December 31, 2024 and September 30, 2024

Total Assets. Total assets were $180.9 million at December 31, 2024, a decrease of $898,000, or 0.5%, from September 30, 2024. The decrease was due primarily to a decrease in cash and cash equivalents of $1.0 million and a decrease in loans held for sale of $437,000, which were partially offset by an increase in loans of $732,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.0 million, or 17.2%, to $4.9 million at December 31, 2024 from $5.9 million at September 30, 2024. The decrease was due primarily to a decrease in deposits during the three months ended December 31, 2024.

Investment Securities. Investment securities available for sale and held to maturity decreased $142,000 to $11.1 million at December 31, 2024 compared to September 30, 2024. During the three months ended December 31, 2024, securities purchases of $277,000 were partially offset by calls, maturities and repayments of $158,000, while the fair value of available for sale securities decreased by $134,000.

The yield on investment securities was 2.93% for the three months ended December 31, 2024, compared to 2.13% for the three months ended December 31, 2023, reflecting the increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale decreased by $437,000, or 4.1% to $10.1 million at December 31, 2024 compared to $10.5 million at September 30, 2024. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. During the three months ended December 31, 2024, auto loans originated for sale totaled $456,000, which were offset by principal repayments in the loans held for sale portfolio of $893,000. No sales of auto loans occurred during the three months ended December 31, 2024. Mortgage loans originated for sale totaling $251,000 were sold during the quarter, resulting in gains on sale of $5,000.

Net Loans. Net loans increased by $732,000, or 0.5%, to $145.8 million at December 31, 2024 from $145.1 million at September 30, 2024. During the three months ended December 31, 2024, agricultural real estate loans increased $2.4 million, or 4.5%, to a total of $55.9 million at December 31, 2024, while residential real estate loans decreased $732,000, or 1.0%, to $72.6 million at December 31, 2024, from $73.3 million at September 30, 2024 and consumer loans decreased $555,000, or 10.1%, to $5.0 million at December 31, 2024 compared to September 30, 2024.

The Bank’s loan growth has been achieved amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Deposits. Deposits decreased by $878,000, or 0.7%, to $133.7 million at December 31, 2024 from $134.6 million at September 30, 2024. Core deposits (which consists of savings accounts, money market accounts, other savings deposits and checking accounts) increased $2.5 million, or 2.7%, to $94.2 million at December 31, 2024 from $91.7 million at September 30, 2024. Certificates of deposit decreased $3.3 million, or 7.8%, to $39.5 million at December 31, 2024 from $42.8 million at September 30, 2024.

During the three months ended December 31, 2024, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $22.0 million at both December 31, 2024, and September 30, 2024. Advances totaling $21.0 million are scheduled to mature within one year from December 31, 2024 and the remaining $1.0 million is scheduled to mature within two years from December 31, 2024.

Shareholders’ Equity. Shareholders’ equity increased $149,000, or 0.6%, to $24.1 million at December 31, 2024, from $24.0 million at September 30, 2024. The increase resulted primarily from net income of $276,000 for the three months ended December 31, 2024, partially offset by a $203,000 decrease to equity through the accumulated other comprehensive loss.

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

	For the Three Months Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1)	$142,068	$2,170	6.11%	$127,025	$1,716	5.40%
Taxable securities	8,123	58	2.86	8,705	37	1.70
Tax-exempt securities	3,628	28	3.09	3,883	30	3.09
Interest-earning deposits and other	5,265	77	5.85	8,106	95	4.69
Total interest-earning assets	159,084	2,333	5.87	147,719	1,878	5.09
Noninterest-earning assets	22,947			19,141
Allowance for credit losses	(967)			(958)
Total assets	$181,064			$165,902

Interest-bearing liabilities:
Interest-bearing demand deposits	$40,985	3	0.03%	$34,164	6	0.07%
Savings deposits	36,760	73	0.79	39,401	5	0.05
Certificates of deposit	40,633	387	3.81	37,912	319	3.37
Total interest-bearing deposits	118,378	463	1.56	111,477	330	1.18
Federal Home Loan Bank advances	22,500	277	4.92	13,000	166	5.11
Total interest-bearing liabilities	140,878	740	2.10	124,477	496	1.59
Noninterest-bearing demand deposits	15,123			16,142
Other noninterest-bearing liabilities	1,089			3,212
Total liabilities	157,090			143,831
Equity	23,974			22,071
Total liabilities and equity	$181,064			$165,902
Net interest income		$1,593			$1,382
Net interest rate spread (2)			3.77%			3.50%
Net interest-earning assets (3)	$18,206			$23,242
Net interest margin (4)			4.01%			3.74%
Average interest-earning assets to interest-bearing liabilities	112.92%			118.67%

(1)	Net deferred fee income included in interest earned on loans totaled $19,000 and $16,000 for the three months ended December 31, 2024 and 2023.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	December 31, 2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$216	$238	$454
Taxable securities	(2)	23	21
Tax exempt-securities	(2)	—	(2)
Interest-earning deposits and other	(38)	20	(18)
Total interest-earning assets	174	281	455

Interest-bearing liabilities:
Interest-bearing demand deposits	1	(4)	(3)
Savings deposits	-	68	68
Certificates of deposit	24	44	68
Total interest-bearing deposits	25	108	133
Federal Home Loan Bank Advances	117	(6)	111
Total interest-bearing liabilities	142	102	244

Change in net interest income	$32	$179	$211

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

General. Net income for the three months ended December 31, 2024, was $276,000, an increase of $103,000, or 59.2%, compared to $173,000 for the three months ended December 31, 2023. The increase in net income was primarily due to a $211,000 increase in net interest income which was partially offset by a $10,000 decrease in noninterest income, a $74,000 increase in noninterest expenses and a $25,000 increase in income taxes.

Interest Income. Interest income increased $455,000, or 24.3%, to $2.3 million for the three months ended December 31, 2024 from $1.9 million for the three months ended December 31, 2023. This increase was attributable to a $454,000, or 26.5%, increase in interest on loans receivable, a $19,000, or 28.9%, increase in interest on investment securities, which were partially offset by a $18,000, or 18.3%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended December 31, 2024 increased by $15.0 million, or 11.8%, from the balance for the three months ended December 31, 2023, while the average yield on loans increased by 71 basis points to 6.11% for the three months ended December 31, 2024 from 5.40% for the three months ended December 31, 2023. The increase in average yield on loans reflects the increase in the overall interest rate environment year to year. Increases in interest rates in the economy during the past several years have caused interest rates on the Bank’s adjustable-rate loans to adjust upward. Management expects the average interest rate on loans in the portfolio to continue to rise during 2025, compared to the average rates of the prior year, despite the recent decreases in rates in September, November and December 2024.

The average balance of investment securities decreased $837,000 to $11.8 million for the three months ended December 31, 2024, from $12.6 million for the three months ended December 31, 2023, while the average yield on investment securities increased by 80 basis points to 2.93% for the three months ended December 31, 2024, from 2.13% for the three months ended December 31, 2023.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $18,000, or 18.3%, for the three months ended December 31, 2024, due primarily to a decrease in the average balance of $2.8 million, while the average yield increased by 116 basis points to 5.85% for the three months ended December 31, 2024, from 4.69% for the three months ended December 31, 2023.

Interest Expense. Total interest expense increased $244,000, or 49.3%, to $740,000 for the three months ended December 31, 2024, from $496,000 for the three months ended December 31, 2023. Interest expense on deposits increased $133,000, or 40.5%, due primarily to an increase of 38 basis points in the average cost of deposits to 1.56% for the three months ended December 31, 2024, from 1.18% for the three months ended December 31, 2023, and an increase of $6.9 million, or 6.2%, in the average balance of interest-bearing deposits to $118.4 million for the three months ended December 31, 2024, from $111.5 million for the three months ended December 31, 2023.

Interest expense on borrowings increased $111,000, or 66.9%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase was due to a $9.5 million increase in the average balance outstanding, to $22.5 million for the three months ended December 31, 2024, from $13.0 million for the three months ended December 31, 2023, partially offset by a 19 basis point decrease in the weighted-average rate, to 4.92% for the three months ended December 31, 2024, from 5.11% for the three months ended December 31, 2023.

Net Interest Income. Net interest income increased $212,000, or 15.3%, to $1.6 million for the three months ended December 31, 2024, compared to $1.4 million for the three months ended December 31, 2023. The increase reflected an increase in the net interest margin to 4.01% for the three months ended December 31, 2024, from 3.74% for the three months ended December 31, 2023. The net interest margin was impacted by a series of interest rate increases in the economy in the past several years, although recently there have been three decreases in rates, totaling 100 basis points, by the Federal Reserve Board.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management determined that no provision for credit losses was required for the three-month period ended December 31, 2024. The Company adopted the new standard effective October 1, 2023, which resulted in a $32,000 increase to the allowance for credit losses and a charge, net of tax, of $25,280 to retained earnings for the three months ending December 31, 2023. The allowance for credit losses was $960,000 at December 31, 2024 and $963,000 at September 30, 2024 and represented 0.64% and 0.65% of total loans at December 31, 2024 and September 30, 2024, respectively. The determination over the adequacy of the allowance for credit losses included consideration of the low balances of nonperforming loans and delinquent loans in both periods.

Total nonperforming loans were $697,000 at December 31, 2024, compared to $386,000 at September 30, 2024. Classified loans totaled $674,000 at December 31, 2024, compared to $482,000 at September 30, 2024, and total loans past due greater than 30 days were $1.7 million and $1.3 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 137.8% at December 31, 2024 compared to 249.6% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Non-interest income totaled $152,000 for the three months ended December 31, 2024, a decrease of $10,000, or 6.1%, from $162,000 for the three months ended December 31, 2023. During the three months ended December 31, 2024, a decrease of $11,000, or 23.9%, in late charges and fees on loans and a $4,000, or 4.7%, decrease in service fees on deposits were partially offset by a $5,000 gain on sale of loans.

Noninterest Expense. Noninterest expense increased $74,000, or 5.6%, to $1.4 million for the three months ended December 31, 2024, compared to $1.3 million for the three months ended December 31, 2023. The increase was due primarily to a $12,000, or 1.9%, increase in salaries and employee benefits, a $51,000, or 40.0%, increase in data processing, and a $12,000, or 17.9%, increase in loan expenses.

The increase in salaries and employee benefits was due primarily to normal merit increases year-to-year. The increase in data processing was due primarily to managements’ decision to change it’s core processing servicer. The increase in loan expenses was due primarily to the indirect auto loan program and the increase in lending volume during the period.

Noninterest expense can be expected to increase because of compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Taxes. Income taxes increased by $25,000, or 57.1%, to $69,000 for the three months ended December 31, 2024, compared to $44,000 for the three months ended December 31, 2023. The increase in the income tax provision was due primarily to a $128,000, or 58.8% increase in pretax income. The effective tax rates were 20.0% and 20.2% for the three months ended December 31, 2024 and 2023, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2024, due to the material weaknesses in the Company’s internal control over financial reporting described below, our disclosure controls and procedures were not effective. However, notwithstanding the material weaknesses, management believes, based on its procedures in preparing this report, that the financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

We identified the following material weaknesses in our internal control over financial reporting as of December 31, 2024:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended December 31, 2024 none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

MERCER BANCORP, INC.

Date: February 14, 2025	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: February 14, 2025	/s/Sherman E. Crum
Sherman E. Crum
Principal Financial Officer