Form 10-Q
period 2025-03-31
Mercer Bancorp, Inc.
filed 2025-05-15
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, 1,014,153 shares of the registrant’s common stock, par value $0.01 per share, were issued and, outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

March 31, 2025 (Unaudited) and September 30, 2024

	March 31,	September 30,
	2025	2024
Assets
Cash and due from banks	$1,379,912	$2,303,569
Interest-bearing deposits in other financial institutions	4,428,757	2,435,027
Federal funds sold	901,000	1,159,000
Cash and cash equivalents	6,709,669	5,897,596

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	9,835,186	11,121,278
Held-to-maturity securities, net of allowance for credit losses of $0	77,760	92,840
Loans held for sale	9,483,458	10,538,902
Loans receivable	145,399,484	146,041,635
Allowance for credit losses	(933,958)	(963,268)
Net loans	144,465,526	145,078,367

Premises and equipment	3,720,263	2,731,333
Federal Home Loan Bank stock	1,952,600	1,872,500
Bank owned life insurance	1,852,584	1,829,180
Accrued interest receivable	677,024	685,515
Federal Home Loan Bank lender risk account	450,861	463,873
Deferred federal income taxes	312,248	283,564
Other assets	1,267,984	1,053,268

Total assets	$180,905,163	$181,748,216

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$55,069,680	$55,139,738
Savings and money market	36,836,305	36,559,264
Time	46,883,260	42,857,955

Total deposits	138,789,245	134,556,957

Advances from the Federal Home Loan Bank	17,000,000	22,000,000
Directors plan liability	389,879	409,033
Accrued interest payable and other liabilities	828,707	829,193

Total liabilities	157,007,831	157,795,183

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,014,153 and 1,022,970 shares	10,142	10,229
at March 31, 2025 and September 30, 2024, respectively
Additional paid-in capital	8,432,600	8,658,653
Shares acquired by ESOP	(709,269)	(763,820)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	16,682,988	16,371,313
Accumulated other comprehensive loss	(519,129)	(323,342)

Total shareholders' equity	23,897,332	23,953,033

Total liabilities and shareholders' equity	$180,905,163	$181,748,216

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three and Six Months Ended March 31, 2025 and 2024

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest Income
Loans	$2,153,054	$1,816,436	$4,323,346	$3,532,553
Investment securities	84,748	74,275	170,715	140,943
Interest-bearing deposits and other	70,953	65,287	148,351	160,007

Total interest income	2,308,755	1,955,998	4,642,412	3,833,503

Interest Expense
Deposits	411,608	438,138	874,794	767,804
Federal Home Loan Bank advances	246,540	140,123	523,726	306,411

Total interest expense	658,148	578,261	1,398,520	1,074,215

Net Interest Income	1,650,607	1,377,737	3,243,892	2,759,288

Provision for Credit Losses	28,000	—	28,000	—

Net Interest Income After Provision for Credit Losses	1,622,607	1,377,737	3,215,892	2,759,288

Noninterest Income
Service fees on deposits	68,797	77,415	148,151	160,667
Late charges and fees on loans	26,960	36,122	62,613	82,977
Gain on sale of loans	6,984	—	12,152	—
Loan servicing fees	11,311	12,355	20,910	24,341
Gain (loss) on sale of investments	—	—	—	—
Gain on sale of foreclosed real estate	6,982	6,000	6,982	6,000
Bank owned life insurance	16,335	15,844	32,905	31,399
Life insurance death benefits	—	—	—	—
Other income	4,828	5,289	10,192	9,243

Total noninterest income	142,197	153,025	293,905	314,627

Noninterest Expense
Salaries and employee benefits	614,051	629,511	1,241,579	1,245,066
Directors fees	19,200	20,600	38,400	43,025
Occupancy and equipment	135,302	127,922	257,743	251,897
Data processing fees	367,797	147,274	547,375	275,544
Franchise taxes	40,260	41,807	72,037	61,083
FDIC insurance premiums	20,306	19,010	41,330	36,069
Professional services	181,608	110,261	286,178	220,511
Deposit account services expense	73,268	63,502	147,041	137,016
Advertising	18,810	43,316	42,805	66,420
Loan expenses	76,737	54,020	158,281	123,203
Charitable contributions	—	—	—	—
Other	174,199	108,291	288,334	231,292

Total noninterest expense	1,721,538	1,365,514	3,121,103	2,691,126

Income before income taxes	43,266	165,248	388,694	382,789

Provision for income taxes	7,899	36,155	77,019	80,162

Net Income	$35,367	$129,093	$311,675	$302,627

Earnings per share - basic and diluted	$0.04	$0.14	$0.33	$0.32

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended March 31, 2025 and 2024

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$35,367	$129,093	$311,675	$302,627

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	9,725	(36,070)	(247,831)	399,506

Tax (expense) benefit	(2,043)	7,574	52,044	(83,897)

Other comprehensive income (loss)	7,682	(28,496)	(195,787)	315,609

Comprehensive income	$43,049	$100,597	$115,888	$618,236

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended March 31, 2025 and 2024

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the three months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
March 31, 2025	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at January 1, 2025	$10,229	$8,672,640	$(709,269)	$96,360	$(96,360)	$16,647,621	$(526,811)	$24,094,410

Net income	—	—	—	—	—	35,367	—	35,367

Issuance of restricted stock	83	(83)	—	—	—	—	—	—

Repurchase of common stock, 16,997 shares	(170)	(239,957)	—	—	—	—	—	(240,127)

Other comprehensive income	—	—	—	—	—	—	7,682	7,682

Balance at March 31, 2025	$10,142	$8,432,600	$(709,269)	$96,360	$(96,360)	$16,682,988	$(519,129)	$23,897,332

For the three months ended
March 31, 2024
Balance at January 1, 2024	$10,229	$8,658,655	$(754,329)	$96,360	$(96,360)	$15,852,110	$(516,221)	$23,250,444

Net income	—	—	—	—	—	129,093	—	129,093

Other comprehensive loss	—	—	—	—	—	—	(28,496)	(28,496)

Balance at March 31, 2024	$10,229	$8,658,655	$(754,329)	$96,360	$(96,360)	$15,981,203	$(544,717)	$23,351,041

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the six months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
March 31, 2025	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

Net income	—	—	—	—	—	311,675	—	311,675

Issuance of restricted stock	83	(83)	—	—	—	—	—	—

ESOP shares allocated to participants	—	13,987	54,551	—	—	—	—	68,538

Repurchase of common stock, 16,997 shares	(170)	(239,957)	—	—	—	—	—	(240,127)

Other comprehensive loss	—	—	—	—	—	—	(195,787)	(195,787)

Balance at March 31, 2025	$10,142	$8,432,600	$(709,269)	$96,360	$(96,360)	$16,682,988	$(519,129)	$23,897,332

For the six months ended
March 31, 2024
Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASU 2016-13	—	—	—	—	—	(25,280)	—	(25,280)

Net income	—	—	—	—	—	302,627	—	302,627

ESOP shares allocated to participants	—	16,343	64,051	—	—	—	—	80,394

Other comprehensive income	—	—	—	—	—	—	315,609	315,609

Balance at March 31, 2024	$10,229	$8,658,655	$(754,329)	$96,360	$(96,360)	$15,981,203	$(544,717)	$23,351,041

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2025 and 2024

	Six Months Ended
	March 31,
	2025	2024
Operating Activities
Net income	$311,675	$302,627
Items not requiring (providing) cash:
Depreciation and amortization	87,653	184,420
Amortization of premiums and discounts	6,356	12,372
Amortization of deferred loan fees	(19,041)	(33,943)
Deferred income taxes	23,360	23,886
Provision for credit losses	28,000	—
ESOP compensation expense	68,538	80,394
Gain on sale of loans	(12,152)	—
Proceeds from sales of loans	520,183	—
Loans originated for sale	(665,448)	(4,092,114)
Gain on sale of foreclosed assets	(6,982)	(6,000)
Increase in cash surrender value of bank-owned life insurance	(23,404)	(22,302)
Changes in:
Accrued interest receivable	8,491	(109,873)
Other assets	(204,474)	(259,775)
Other liabilities	(19,640)	(416,541)

Net cash provided by (used in) operating activities	103,115	(4,336,849)

Investing Activities
Purchases of available-for-sale securities	(277,432)	(890,248)
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,309,964	1,257,818
Principal repayments on securities held-to-maturity	14,452	24,929
Net change in loans	1,769,425	(4,243,600)
Purchase of premises and equipment	(1,073,812)	(296,414)
Purchases of FHLB stock	(80,100)	(161,300)
Proceeds from redemption of FHLB stock	—	98,000
Proceeds from sale of foreclosed assets	54,300	60,000

Net cash provided (used in) investing activities	1,716,797	(4,150,815)

Financing Activities
Net increase in deposits	4,232,288	9,122,205
Proceeds from FHLB advances - short term	41,000,000	27,000,000
Repayment of FHLB advances - short term	(46,000,000)	(26,000,000)
Repurchase of common stock	(240,127)	—

Net cash (used in) provided by financing activities	(1,007,839)	10,122,205

Increase in Cash and Cash Equivalents	812,073	1,634,541

Cash and Cash Equivalents, Beginning of Period	5,897,596	6,291,336

Cash and Cash Equivalents, End of Period	$6,709,669	$7,925,877

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,312,038	$954,561
Income taxes	300,000	365,500

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$47,318	$85,984

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of March 31, 2025, and for the interim three and six month periods ended March 31, 2025 and 2024 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and six months ended March 31, 2025, are not necessarily indicative of the results to be obtained for the fiscal year ending September 30, 2025.

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

Principles of Consolidation

The consolidated financial statements as of and for the three and six months ended March 31, 2025 and 2024, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for unearned income, charge-offs, the allowance for credit losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For individually evaluated loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at March 31, 2025 and September 30, 2024.

Accrued interest receivable on available-for-sale debt securities totaled $84,265 and $151,047 at March 31, 2025 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at March 31, 2025 and September 30, 2024.

Accrued interest receivable on held-to-maturity debt securities totaled $395 and $464 at March 31, 2025 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modified to a borrower experiencing financial difficulty will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Accrued interest receivable on loans totaled $583,599 and $489,780 at March 31, 2025 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

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

The Company had no dilutive securities during the three months ended March 31, 2025 and 2024.

Revenue Recognition

The Company accounts for certain revenues in accordance with Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Stock Compensation Plans

The Company accounts for stock compensation in accordance with accounting guidance set forth in Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation, which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the grant date fair value of the equity instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation costs for all stock awards be calculated and recognized over the directors or employees’ service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options. An option is considered to be forfeited, if the grant stock option were not exercised prior to vesting. At the date of grant, the Bank estimates the forfeiture rate as part of its initial determination of the fair-value of options granted and then adjusts forfeitures as they occur.

Note 2:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
March 31, 2025
U.S. Government agencies	$2,474,627	$12,763	$(18,810)	$2,468,580
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,323,930	21,021	(269,614)	4,075,337
State and political subdivisions	3,693,754	—	(402,485)	3,291,269

	$10,492,311	$33,784	$(690,909)	$9,835,186

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2024
U.S. Government agencies	3,473,459	20,089	(36,168)	3,457,380
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,635,875	49,422	(211,027)	4,474,270
State and political subdivisions	3,421,238	20,904	(252,514)	3,189,628

	$11,530,572	$90,415	$(499,709)	$11,121,278

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
March 31, 2025
Mortgage-backed Government Sponsored Enterprises (GSEs)	$77,760	$—	$(1,363)	$76,397

September 30, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$92,840	$—	$(1,438)	$91,402

The Company had no allowance for credit losses on available-for-sale and held-to-maturity securities at March 31, 2025 and September 30, 2024.

The amortized cost and fair value of available-for-sale securities at March 31, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2025
Within one year	$—	$—
One to five years	2,000,000	1,981,190
Five to ten years	1,335,730	1,280,581
After ten years	2,832,651	2,498,078
	6,168,381	5,759,849
Mortgage-backed GSEs	4,323,930	4,075,337
Totals	$10,492,311	$9,835,186

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $895,000 and $493,000 at March 31, 2025 and September 30, 2024, respectively.

There were no sales of securities during the three and six-month periods ended March 31, 2025 and 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 21 securities at March 31, 2025 and 21 securities at September 30, 2024, was approximately $8,464,320 and $7,826,000 or 86% and 70%, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit-related.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and September 30, 2024:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$1,981,190	$(18,810)	$1,981,190	$(18,810)
Mortgage-backed Government Sponsored Enterprises (GSEs)	578,966	(24,498)	2,612,896	(245,116)	3,191,862	(269,614)
State and political subdivisions	1,726,107	(102,787)	1,565,161	(299,698)	3,291,268	(402,485)
	$2,305,073	$(127,285)	$6,159,247	$(563,624)	$8,464,320	$(690,909)

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,964,120	$(36,168)	$2,964,120	$(36,168)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	2,898,583	(211,027)	2,898,583	(211,027)
State and political subdivisions	341,947	(4,544)	1,621,380	(247,970)	1,963,327	(252,514)
	$341,947	$(4,544)	$7,484,083	$(495,165)	$7,826,030	$(499,709)

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at March 31, 2025 and September 30, 2024.

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at March 31, 2025 and September 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	March 31,	September 30,
	2025	2024

Real estate loans:
Residential	$72,149,443	$73,285,469
Multi-family	1,232,657	1,259,640
Agricultural	54,855,359	53,523,748
Commercial	2,243,732	2,453,082
Construction and land	4,115,620	6,024,429
Home equity line of credit (HELOC)	4,758,350	4,959,058
Commercial and industrial	1,711,329	1,666,188
Consumer	4,968,040	5,518,844

Total loans	146,034,530	148,690,458

Less:
Undisbursed loans in process	301,314	2,309,368
Net deferred loan fees	333,732	339,455
Allowance for credit losses	933,958	963,268

Net loans	$144,465,526	$145,078,367

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at March 31, 2025 and September 30, 2024, were approximately $17,327,000 and $18,048,000 respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
		Provision
	Balance	(credit)			Balance
	January 1, 2025	for credit losses	Charge-offs	Recoveries	March 31, 2025

Real estate loans:
Residential	$664,053	$(6,655)	$—	$—	$657,398
Multi-family	2,501	(36)	—	—	2,465
Agricultural	112,248	(2,537)	—	—	109,711
Commercial	4,598	(111)	—	—	4,487
Construction and land	81,785	(8,853)	—	—	72,932
Home equity line of credit (HELOC)	14,695	(420)	—	—	14,275
Commercial and industrial	3,358	65	—	—	3,423
Consumer	76,533	50,721	(125,040)	67,053	69,267

Allowance for credit losses on loans	$959,771	$32,174	$(125,040)	$67,053	$933,958

	Three Months Ended March 31, 2024
		Provision
	Balance	(credit)			Balance
	January 1, 2024	for credit losses	Charge-offs	Recoveries	March 31, 2024
Real estate loans:
Residential	$777,642	$(33,846)	$—	$—	$743,796
Multi-family	2,642	206	—	—	2,848
Agricultural	83,409	13,334	—	—	96,743
Commercial	4,525	301	—	—	4,826
Construction and land	40,285	12,928	—	—	53,213
Home equity line of credit (HELOC)	14,884	953	—	—	15,837
Commercial and industrial	3,648	450	—	—	4,098
Consumer	39,558	5,674	—	111	45,343

Total loans	$966,593	$—	$—	$111	$966,704

	Six Months Ended March 31, 2025
		Provision
	Balance	(credit)			Balance
	October 1, 2024	for credit losses	Charge-offs	Recoveries	March 31, 2025
Real estate loans:
Residential	$691,852	$(34,454)	$—	$—	$657,398
Multi-family	2,525	(60)	—	—	2,465
Agricultural	107,284	2,427	—	—	109,711
Commercial	4,917	(430)	—	—	4,487
Construction and land	92,660	(19,728)	—	—	72,932
Home equity line of credit (HELOC)	14,910	(635)	—	—	14,275
Commercial and industrial	3,314	109	—	—	3,423
Consumer	45,806	85,860	(129,452)	67,053	69,267

Allowance for credit losses on loans	$963,268	$33,089	$(129,452)	$67,053	$933,958

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Six Months Ended March 31, 2024
		Effect of	Provision
	Balance	Adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	March 31, 2024
Real estate loans:
Residential	$738,230	$32,000	$(26,434)	$—	$—	$743,796
Multi-family	12,840	—	(9,992)	—	—	2,848
Agricultural	73,608	—	23,135	—	—	96,743
Commercial	4,678	—	148	—	—	4,826
Construction and land	49,835	—	3,378	—	—	53,213
Home equity line of credit (HELOC)	14,289	—	1,548	—	—	15,837
Commercial and industrial	3,645	—	453	—	—	4,098
Consumer	37,206	—	$7,764	—	373	45,343

Allowance for credit losses on loans	$934,331	$32,000	$—	$—	$373	$966,704

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of March 31, 2025 and September 30, 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
March 31, 2025
Commercial real estate
Risk Rating
Pass	$-	$371,074	$-	$740,312	$965,987	$166,359	$-	$-	$2,243,732
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$371,074	$-	$740,312	$965,987	$166,359	$-	$-	$2,243,732

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$761,896	$3,106,430	$43,011	$65,976	$63,843	$74,464	$-	$-	$4,115,620
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$761,896	$3,106,430	$43,011	$65,976	$63,843	$74,464	$-	$-	$4,115,620

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$148,502	$315,795	$1,247,032	$-	$1,711,329
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$148,502	$315,795	$1,247,032	$-	$1,711,329

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$-	$942,756	$-	$289,901	$-	$-	$1,232,657

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$942,756	$-	$289,901	$-	$-	$1,232,657

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$4,919,548	$19,047,053	$11,368,531	$8,180,698	$5,027,380	$6,059,299	$-	$-	$54,602,509
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	252,850	-	-	-	-	252,850
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,919,548	$19,047,053	$11,368,531	$8,433,548	$5,027,380	$6,059,299	$-	$-	$54,855,359

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$5,681,444	$22,524,557	$11,411,542	$9,929,742	$6,205,712	$6,905,818	$1,247,032	$-	$63,905,847
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	252,850	-	-	-	-	252,850
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,681,444	$22,524,557	$11,411,542	$10,182,592	$6,205,712	$6,905,818	$1,247,032	$-	$64,158,697

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
September 30, 2024
Commercial real estate
Risk Rating
Pass	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$4,897,328	$909,827	$68,054	$66,740	$-	$31,698	$-	$-	$5,973,647
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	-	-	50,782
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,897,328	$909,827	$68,054	$66,740	$50,782	$31,698	$-	$-	$6,024,429

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$175,600	$379,296	$-	$1,093,861	$-	$1,648,757
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	17,431	-	17,431
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$175,600	$379,296	$-	$1,111,292	$-	$1,666,188

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,831,099	$3,484,522	$1,093,861	$-	$64,858,874
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	17,431	-	68,213
Doubtful	-	-	-	-	-	-	-	-	-
Total	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,881,881	$3,484,522	$1,111,292	$-	$64,927,087

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2025	2024	2023		2022		2021		Prior		Cost Basis		Cost Basis		Total
March 31, 2025
Residential real estate
Payment Performance
Performing	$3,976,685	$8,061,764		$4,611,269		$13,917,838		$17,746,178		$23,211,810		$4,758,350		$127,627	$76,411,521
Nonperforming	-	-		-		-		256,382		239,890		-		-	496,272
Total	$3,976,685	$8,061,764		$4,611,269		$13,917,838		$18,002,560		$23,451,700		$4,758,350		$127,627	$76,907,793

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$517,814	$290,535		$3,971,088		$111,680		$21,387		$53,209		$-		$-	$4,965,713
Nonperforming	-	-		-		2,327		-		-		-		-	2,327
Total	$517,814	$290,535		$3,971,088		$114,007		$21,387		$53,209		$-		$-	$4,968,040

Consumer
Current period gross charge-offs	$66	$18,040		$111,346		$-		$-		$-		$-		$-	$129,452

Total
Payment Performance
Performing	$4,494,499	$8,352,299		$8,582,357		$14,029,518		$17,767,565		$23,265,019		$4,758,350		$127,627	$81,377,234
Nonperforming	-	-	-	-	-	2,327	-	256,382	-	239,890	-	-	-	-	498,599
Total	$4,494,499	$8,352,299		$8,582,357		$14,031,845		$18,023,947		$23,504,909		$4,758,350		$127,627	$81,875,833

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2024	2023	2022		2021		2020		Prior		Cost Basis		Cost Basis		Total
September 30, 2024
Residential real estate
Payment Performance
Performing	$8,532,004	$4,752,191		$14,591,072		$18,882,083		$6,603,015		$19,655,898		$4,959,058		$-	$77,975,321
Nonperforming	-	-		-		135,161		-		134,045		-		-	269,206
Total	$8,532,004	$4,752,191		$14,591,072		$19,017,244		$6,603,015		$19,789,943		$4,959,058		$-	$78,244,527

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$348,272	$4,892,481		$147,659		$38,002		$30,725		$13,348		$-		$-	$5,470,487
Nonperforming	-	21,841		2,327		-		3,780		20,409		-		-	48,357
Total	$348,272	$4,914,322		$149,986		$38,002		$34,505		$33,757		$-		$-	$5,518,844

Consumer
Current period gross charge-offs	$-	$66,864		$-		$-		$-		$-		$-		$-	$66,864

Total
Payment Performance
Performing	$8,880,276	$9,644,672		$14,738,731		$18,920,085		$6,633,740		$19,669,246		$4,959,058		$-	$83,445,808
Nonperforming	-	21,841	-	2,327	-	135,161	-	3,780	-	154,454	-	-	-	-	317,563
Total	$8,880,276	$9,666,513		$14,741,058		$19,055,246		$6,637,520		$19,823,700		$4,959,058		$-	$83,763,371

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three and six months ended March 31, 2025 or the year ended September 30, 2024.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2025 and September 30, 2024:

	March 31, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$857,719	$—	$459,165	$1,316,884	$70,832,559	$72,149,443	$—
Multi-family	—	—	—	—	1,232,657	1,232,657	—
Agricultural	170,000	—	401,307	571,307	54,284,052	54,855,359	148,457
Commercial	1,574,449	—	—	1,574,449	669,283	2,243,732	—
Construction and land	—	—	—	—	4,115,620	4,115,620	—
Home equity line of credit (HELOC)	—	—	—	—	4,758,350	4,758,350	—
Commercial and industrial	—	—	—	—	1,711,329	1,711,329	—
Consumer	81,373	27,103	2,327	110,803	4,857,237	4,968,040	2,327

Total	$2,683,541	$27,103	$862,799	$3,573,443	$142,461,087	$146,034,530	$150,784

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	September 30, 2024
			Greater than				Total Loans>
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Residential	$498,008	$184,393	$269,206	$951,607	$72,333,862	$73,285,469	$—
Multi-family	—	—	—	—	1,259,640	1,259,640	—
Agricultural	—	—	—	—	53,523,748	53,523,748	—
Commercial	—	—	—	—	2,453,082	2,453,082	—
Construction and land	—	—	50,782	50,782	5,973,647	6,024,429	—
Home equity line of credit (HELOC)	74,969	—	—	74,969	4,884,089	4,959,058	—
Commercial and industrial	3,516	—	17,431	20,947	1,645,241	1,666,188	—
Consumer	113,123	—	48,357	161,480	5,357,364	5,518,844	26,516

Total	$689,616	$184,393	$385,776	$1,259,785	$147,430,673	$148,690,458	$26,516

The Company had no loans identified as collateral dependent as of March 31, 2025 and September 30, 2024.

The Company’s total nonaccrual loans, none of which had an allowance for credit losses at March 31, 2025 and September 30, 2024, were as follows:

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
March 31, 2025
Residential real estate loans	$496,272	$—	$496,272	$—	$496,272
Agricultural	252,850	—	252,850	148,457	401,307
Consumer	—	—	—	2,327	2,327

	$749,122	$—	$749,122	$150,784	$899,906

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
September 30, 2024
Residential real estate loans	$269,206	$—	$269,206	$—	$269,206
Construction and land	50,782	—	50,782	—	50,782
Commercial and industrial	17,431	—	17,431	—	17,431
Consumer	21,841	—	21,841	26,516	48,357

	$359,260	$—	$359,260	$26,516	$385,776

There were no loans modified for borrowers experiencing financial difficulty during the six months ended March 31, 2025 and 2024 and during the year ended September 30, 2024. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the six months ended March 31, 2025 and 2024 and during the year ended September 30, 2024.

Note 4:    Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2025 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2025
Total Capital
(to Risk-Weighted Assets)	$22,212	16.4%	$10,837	8.0%	$13,546	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$21,278	15.7%	$8,128	6.0%	$10,837	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$21,278	15.7%	$6,096	4.5%	$8,805	6.5%

Tier I Capital
(to Average Total Assets)	$21,278	11.7%	$7,269	4.0%	$9,086	5.0%

As of September 30, 2024
Total Capital
(to Risk-Weighted Assets)	$21,797	16.3%	$10,699	8.0%	$13,374	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$8,024	6.0%	$10,699	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$6,018	4.5%	$8,693	6.5%

Tier I Capital
(to Average Total Assets)	$20,829	11.6%	$7,183	4.0%	$8,978	5.0%

Note 5:    Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and September 30, 2024:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
U.S. Government agencies	$2,468,580	$—	$2,468,580	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,075,337	—	4,075,337	—
State and political subdivisions	3,291,268	—	3,291,268	—

September 30, 2024
U.S. Government agencies	$3,457,380	$—	$3,457,380	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,474,270	—	4,474,270	—
State and political subdivisions	3,189,628	—	3,189,628	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended March 31, 2025 and the year ended September 30, 2024.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and September 30, 2024.

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$6,709,669	$6,709,669	$6,709,669	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	77,760	76,397	—	76,397	—
Loans held for sale	9,483,458	10,005,000	—	—	10,005,000
Loans, net	144,465,526	132,054,000	—	—	132,054,000
FHLB Stock	1,952,600	1,952,600	—	1,952,600	—
Bank owned life insurance	1,852,584	1,852,584	1,852,584	—	—
Accrued interest receivable	677,024	677,024	677,024	—	—

Financial liabilities:
Deposits	138,789,245	138,144,985	91,905,985	—	46,239,000
FHLB advances	17,000,000	17,001,000	—	17,001,000	—
Accrued interest payable	243,488	243,488	243,488	—	—

September 30, 2024
Financial assets:
Cash and cash equivalents	$5,897,596	$5,897,596	$5,897,596	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	92,840	91,402	—	91,402	—
Loans held for sale	10,538,902	10,679,333	—	—	10,679,333
Loans, net	145,078,367	135,120,682	—	—	135,120,682
FHLB Stock	1,872,500	1,872,500	—	1,872,500	—
Bank owned life insurance	1,829,180	1,829,180	1,829,180	—	—
Accrued interest receivable	685,515	685,515	685,515	—	—

Financial liabilities:
Deposits	134,556,957	137,200,002	91,699,002	—	45,501,000
FHLB advances	22,000,000	21,993,000	—	21,993,000	—
Accrued interest payable	157,006	157,006	157,006	—	—

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

Note 6:    Commitments and Credit Risks

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding were as follows:

	March 31,	September 30,
	2025	2024
Commitments to originate loans	$1,844,000	$2,516,011
Undisbursed balance of loans closed	6,669,000	7,495,563

Total	$8,513,000	$10,011,574

Note 7:   Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net income	$ 35,367	$ 129,093	$ 311,675	$ 302,627

Weighted-average common shares outstanding, gross	1,018,575	1,022,970	1,020,797	1,022,970

Less average participating securities	70,926	76,382	73,654	79,095

Weighted-average common shares outstanding	947,649	946,588	947,143	943,875

Basic and diluted earnings per share	$ 0.04	$ 0.14	$ 0.33	$ 0.32

The Company has 20,456 stock options grants and 8,180 restricted share awards that have not been included in the calculation of diluted earnings per share for the three and six months ended March 31,2025, because they were anti-dilutive. The Company had no dilutive or potentially dilutive securities outstanding for the three and six month periods ended March 31, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8: Employee Stock Ownership Plan (ESOP)

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

Activity in the ESOP for the six months ended March 31, 2025 and 2024 is as follows:

	For the Six Months Ended
	March 31,
	2025	2024
Shares committed to be released to participants	—	—
Shares allocated to participants	10,912	5,456
Unreleased shares	70,926	76,382

ESOP shares at end of plan year	81,838	81,838

Fair value of unreleased shares	$ 992,964	$ 1,031,157

Note 9: Share Based Compensation Arrangements

In February 2025, the Company’s shareholders approved the Mercer Bancorp, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorized the issuance or delivery to participants of up to 143,215 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2025 Plan pursuant to the exercise of stock options is 102,297 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 40,918. Shares subject to award under the 2025 Plan may be authorized but unissued shares or treasury shares.

A summary of the status of the Company’s unvested restricted shares as of March 31,2025, and changes during the six month period then ended, is presented below:

		Weighted-average
		Grant Date
	Shares	Fair Value

Nonvested shares, October 1, 2024	-	$ -
Awarded	8,180	14.20
Vested	-	-
Forfeited	-	-

Nonvested shares, March 31, 2025	8,180	$ 14.20

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company estimated the fair value of each option granted using the Black-Scholes options pricing model. The following key management assumptions were used to value the options granted during the three months ended March 31, 2025:

Volatility	10.51%
Expected dividends	-
Expected term (in years)	10
Risk free rate	4.25%

The following table summarizes stock option activity for the six month period ended March 31, 2025:

Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual Term	Intrinsic
March 31, 2025	Shares	Exercise Price	(Years)	Value

Outstanding, beginning of period	-	$ -	-	$ -
Awarded	20,456	14.20	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding, end of period	20,456	$ 14.20	9.92	$ -

Shares exercisable at March 31, 2025	-	$ -

As of March 31, 2025, there was approximately $217,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 4.9 years. During the three and six months ended March 31, 2025, the Company recorded $4,000 in share-based compensation expense, which is included in salaries and employee benefits and director fees.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary and fiscal policy;
●	conditions affecting our local agricultural industry, such as adverse weather conditions and the impact of government regulations, including changes in price supports, tariffs on agricultural products, trade agreements, subsidies and environmental regulations, any of which may affect the ability of our agricultural customers to repay their loans and lead to reduced consumer spending, lower economic growth, and decreased demand for our products;
●	changes in the interest rate environment that affect our margins and yields, the fair value of our financial instruments, our level of loan originations, or the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to manage market risk, credit risk and operational risk;

●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits, including the percentage of uninsured deposits in our portfolio;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Comparison of Financial Condition at March 31, 2025 and September 30, 2024

Total Assets. Total assets were $180.9 million at March 31, 2025, a decrease of $843,000, or 0.5%, from September 30, 2024. The decrease was due primarily to decreases in securities available for sale of $1.3 million, loans held for sale of $1.3 million and loans of $613,000, which were partially offset by increases in cash and cash equivalents of $812,000 and premises and equipment of $989,000.

Cash and Cash Equivalents. Cash and cash equivalents increased by $812,000, or 13.8%, to $6.7 million at March 31, 2025 from $5.9 million at September 30, 2024. The increase was due primarily to funds received from decreases in securities available for sale and loans during the six months ended March 31, 2025.

Investment Securities. Investment securities available for sale and held to maturity decreased $1.3 million to $9.9 million at March 31, 2025 compared to September 30, 2024. During the six months ended March 31, 2025, securities purchases of $277,000 were more than offset by calls, maturities and repayments of $1.3 million, while the fair value of available for sale securities decreased by $248,000.

The yield on investment securities was 3.03% for the six months ended March 31, 2025, compared to 2.26% for the six months ended March 31, 2024, reflecting the increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale decreased by $1.1 million, or 10.0% to $9.5 million at March 31, 2025 compared to September 30, 2024. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. During the six months ended March 31, 2025, auto loans originated for sale totaled $157,000, which were offset by principal repayments in the loans held for sale portfolio of $1.2 million. No sales of auto loans occurred during the six months ended March 31, 2025. Mortgage loans originated for sale totaling $508,000 were sold during the six months ended March 31, 2025, resulting in gains on sale of $12,000.

Net Loans. Net loans decreased by $613,000, or 0.4%, to $144.5 million at March 31, 2025 from $145.1 million at September 30, 2024. During the six months ended March 31, 2025, residential real estate loans decreased $1.1 million, or 1.6%, to $72.1 million at March 31, 2025, from $73.3 million at September 30, 2024, construction and land loans decreased $1.9 million, or 31.7%, to $4.1 million at March 31, 2025, from $73.3 million at September 30, 2024 and consumer loans decreased $551,000, or 10.0%, to $5.0 million at March 31, 2025 compared to September 30, 2024, while agricultural real estate loans increased $1.3 million, or 2.5%, to a total of $54.9 million at March 31, 2025.

The Bank operates amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Premises and Equipment. Premises and equipment increased $989,000, or 36.2%, to $3.7 million during the six months ended March 31, 2025, compared to $2.7 million at September 30, 2024. The increase was due primarily to costs incurred in connection with construction of a new branch office located in Berne, Indiana, which is expected to be completed by August 2025.

Deposits. Deposits increased by $4.2 million, or 3.1%, to $138.8 million at March 31, 2025 from $134.6 million at September 30, 2024. Core deposits increased $207,000, or 0.2%, to $91.9 million at March 31, 2025 from $91.7 million at September 30, 2024. Certificates of deposit increased $4.0 million, or 9.4%, to $46.9 million at March 31, 2025 from $42.9 million at September 30, 2024. The increase in certificates of deposit was due primarily to an increase in brokered deposits of $5 million partially offset by a $1 million decrease in customer certificates of deposit.

During the six months ended March 31, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $17.0 million at March 31, 2025, a decrease of $5.0 million, or 22.7%, from September 30, 2024. Advances were repaid primarily from proceeds from deposit growth. Advances totaling $16.0 million are scheduled to mature within one year from March 31, 2025 and the remaining $1.0 million is scheduled to mature within two years from March 31, 2025.

Shareholders’ Equity. Shareholders’ equity decreased $56,000, or 0.2%, to $23.9 million at March 31, 2025, compared to September 30, 2024. The decrease resulted primarily from a repurchase of shares totaling $240,000 and a $196,000 decrease to equity through the accumulated other comprehensive loss, which were partially offset by net income of $312,000 for the six months ended March 31, 2025.

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

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(dollars in thousands)
Interest-earning assets:
Loans (1)	$155,787	$2,153	5.53%	$127,865	$1,817	5.68%
Taxable securities	7,208	57	3.16	8,476	45	2.12
Tax-exempt securities	3,695	28	3.03	3,884	29	2.99
Interest-earning deposits and other	5,914	71	4.80	5,674	65	4.58
Total interest-earning assets	172,604	2,309	5.35	145,899	1,956	5.36
Noninterest-earning assets	8,734			21,667
Allowance for credit losses	(904)			(967)
Total assets	$180,434			$166,599

Interest-bearing liabilities:
Interest-bearing demand deposits	$30,488	2	0.03%	$32,473	3	0.04%
Savings deposits	47,423	73	0.62	43,613	39	0.36
Certificates of deposit	41,315	337	3.26	40,934	396	3.87
Total interest-bearing deposits	119,226	412	1.38	117,020	438	1.50
Federal Home Loan Bank advances	20,750	247	4.76	11,500	140	4.87
Total interest-bearing liabilities	139,976	659	1.88	128,520	578	1.80
Noninterest-bearing demand deposits	15,398			13,608
Other noninterest-bearing liabilities	1,716			2,196
Total liabilities	157,090			144,324
Equity	23,663			22,275
Total liabilities and equity	$180,434			$166,599
Net interest income		$1,650			$1,378
Net interest rate spread (2)			3.47%			3.56%
Net interest-earning assets (3)	$32,628			$17,379
Net interest margin (4)			3.82%			3.78%
Average interest-earning assets to interest-bearing liabilities	123.31%			113.52%

(1)	Net deferred fee income included in interest earned on loans totaled $19,000 and $16,000 for the three months ended March 31, 2025 and 2024.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$156,233	$4,323	5.53%	$126,747	$3,532	5.57%
Taxable securities	7,612	115	3.02	8,596	82	1.91
Tax-exempt securities	3,657	56	3.06	3,884	59	3.04
Interest-earning deposits and other	5,754	148	5.14	6,878	160	4.65
Total interest-earning assets	173,256	4,642	5.36	146,105	3,833	5.25
Noninterest-earning assets	8,431			20,414
Allowance for credit losses	(931)			(962)
Total assets	$180,756			$165,557

Interest-bearing liabilities:
Interest-bearing demand deposits	$30,276	4	0.03%	$32,202	5	0.03%
Savings deposits	49,272	146	0.59	42,598	49	0.23
Certificates of deposit	41,221	725	3.52	39,148	714	3.65
Total interest-bearing deposits	120,769	875	1.45	113,948	768	1.35
Federal Home Loan Bank advances	21,571	523	4.85	12,429	306	4.92
Total interest-bearing liabilities	142,340	1,398	1.96	126,377	1,074	1.70
Noninterest-bearing demand deposits	15,259			14,940
Other noninterest-bearing liabilities	2,680			1,869
Total liabilities	160,279			143,186
Equity	20,477			22,371
Total liabilities and equity	$180,756			$165,557
Net interest income		$3,244			$2,759
Net interest rate spread (2)			3.40%			3.55%
Net interest-earning assets (3)	$30,916			$19,728
Net interest margin (4)			3.74%			3.78%
Average interest-earning assets to interest-bearing liabilities	121.72%			115.61%

(1)	Net deferred fee income included in interest earned on loans totaled $19,000 and $16,000 for the three months ended March 31, 2025 and 2024.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	March 31, 2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$387	$(51)	$336
Taxable securities	(8)	20	12
Tax exempt-securities	(1)	—	(1)
Interest-earning deposits and other	3	3	6
Total interest-earning assets	381	(28)	353

Interest-bearing liabilities:
Interest-bearing demand deposits	-	(1)	(1)
Savings deposits	3	31	34
Certificates of deposit	4	(63)	(59)
Total interest-bearing deposits	7	(33)	(26)
Federal Home Loan Bank Advances	110	(3)	107
Total interest-bearing liabilities	117	(36)	81

Change in net interest income	$264	$8	$272

	Six Months Ended
	March 31, 2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$816	(25)	$791
Taxable securities	(10)	43	33
Tax exempt-securities	(3)	—	(3)
Interest-earning deposits and other	(28)	16	(12)
Total interest-earning assets	775	34	809

Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	—	(1)
Savings deposits	9	88	97
Certificates of deposit	37	(26)	11
Total interest-bearing deposits	45	62	107
Federal Home Loan Bank Advances	222	(5)	217
Total interest-bearing liabilities	267	57	324

Change in net interest income	$508	$(23)	$485

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income for the three months ended March 31, 2025, was $35,000, a decrease of $94,000, or 72.6%, compared to $129,000 for the three months ended March 31, 2024. The decrease in net income was primarily due to a $356,000 increase in noninterest expenses, a $28,000 increase in the provision for credit losses and an $11,000 decrease in noninterest income, which were partially offset by a $273,000 increase in net interest income and a $28,000 decrease in income taxes.

Interest Income. Interest income increased $353,000, or 18.0%, to $2.3 million for the three months ended March 31, 2025 from the three months ended March 31, 2024. This increase was attributable to a $336,000, or 18.5%, increase in interest on loans receivable, an $11,000, or 14.9%, increase in interest on investment securities and a $6,000, or 9.2%, increase in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended March 31, 2025 increased by $27.9 million, or 21.8%, from the balance for the three months ended March 31, 2024, while the average yield on loans decreased by 15 basis points to 5.53% for the three months ended March 31, 2025 from 5.68% for the three months ended March 31, 2024. The decrease in the average yield on loans reflects the recent decreases in the overall interest rate environment, as the Federal Reserve Board acted to decrease the fed funds rate three times, a total of 100 basis points, beginning in September 2024. These decreases in interest rates in the economy have caused interest rates on the Bank’s adjustable-rate loans to adjust downward.

The average yield on investment securities increased by 73 basis points to 3.12% for the three months ended March 31, 2025, from 2.39% for the three months ended March 31, 2024, while the average balance of investment securities decreased $1.5 million to $10.9 million for the three months ended March 31, 2025, from $12.4 million for the three months ended March 31, 2024.

Interest income on other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $6,000, or 8.7%, for the three months ended March 31, 2025, due primarily to an increase in the average balance of $240,000, or 4.2%, and an increase in the average yield of 22 basis points to 4.80% for the three months ended March 31, 2025, from 4.58% for the three months ended March 31, 2024.

Interest Expense. Total interest expense increased $81,000, or 14.0%, to $659,000 for the three months ended March 31, 2025, from $578,000 for the three months ended March 31, 2024. Interest expense on deposits decreased $26,000, or 5.9%, due primarily to a decrease of 12 basis points in the average cost of deposits to 1.38% for the three months ended March 31, 2025, from 1.50% for the three months ended March 31, 2024, which was partially offset by an increase of $2.2 million, or 1.9%, in the average balance of interest-bearing deposits to $119.2 million for the three months ended March 31, 2025, from $117.0 million for the three months ended March 31, 2024.

Interest expense on borrowings increased $107,000, or 76.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due to a $9.3 million increase in the average balance outstanding, to $20.8 million for the three months ended March 31, 2025, from $11.5 million for the three months ended March 31, 2024, partially offset by an 11 basis point decrease in the weighted-average rate, to 4.76% for the three months ended March 31, 2025, from 4.87% for the three months ended March 31, 2024.

Net Interest Income. Net interest income increased $272,000, or 19.7%, to $1.7 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024. The increase reflected an increase in the net interest margin to 3.82% for the three months ended March 31, 2025, from 3.78% for the three months ended March 31, 2024. The net interest margin was impacted by a series of interest rate increases in the economy in the past several years, although in 2024 there were three decreases in rates, totaling 100 basis points, by the Federal Reserve Board.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management recorded a provision for credit losses of $28,000 for the three-month period ended March 31, 2025, an increase from no provision for the three months ended March 31, 2024. The allowance for credit losses was $934,000 at March 31, 2025 and $963,000 at September 30, 2024 and represented 0.64% and 0.65% of total loans at March 31, 2025 and September 30, 2024, respectively. The determination of the adequacy of the allowance for credit losses included consideration of the levels of nonperforming loans, delinquent loans and net charge-offs of loans in both periods.

Total nonperforming loans were $749,000 at March 31, 2025, compared to $386,000 at September 30, 2024. Classified loans totaled $749,000 at March 31, 2025, compared to $482,000 at September 30, 2024, and total loans past due greater than 30 days were $3.6 million and $1.3 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 104.0% at March 31, 2025 compared to 249.7% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Non-interest income totaled $142,000 for the three months ended March 31, 2025, a decrease of $11,000, or 7.1%, from $153,000 for the three months ended March 31, 2024. During the three months ended March 31, 2025, a decrease of $9,000, or 25.4%, in late charges and fees on loans and a $9,000, or 11.1%, decrease in service fees on deposits were partially offset by a $7,000 gain on sale of loans.

Noninterest Expense. Noninterest expense increased $356,000, or 26.1%, to $1.7 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024. The increase was due primarily to a $221,000, or 149.7%, increase in data processing, a $71,000, or 64.7%, increase in professional services and a $66,000, or 60.9%, increase in other expense, which were partially offset by a $15,000, or 2.5%, decrease salaries and employee benefits and a $25,000, or 56.6%, decrease in advertising.

The increase in data processing was due primarily to a $223,000 conversion charge incurred during the period. The reason for the deconversion cost was that we converted to a new core data processor in February 2025 in order to offer improved products and services to aid growth. In the prior fiscal year we received a rebate in the amount of $160,000 to help offset the cost of the conversion. The increase in professional services was due primarily to additional legal and related expenses in connection with the establishment and approval of the stock compensation plans, along with an increase in audit and related expenses. The increase in other expense was due primarily to a $26,000 penalty incurred on the early redemption of brokered deposits, which was done in order to reduce the effective cost of deposits. The decrease in advertising was due primarily due to changing marketing firms.

Noninterest expense can be expected to increase because of compensation costs related to implementation of our stock-based benefit plan, which was approved by our stockholders in February 2025.

Income Taxes. Income taxes decreased by $28,000, or 78.2%, to $8,000 for the three months ended March 31, 2025, compared to $36,000 for the three months ended March 31, 2024. The decrease in the income tax provision was due primarily to a $120,000, or 72.4% decrease in pretax income. The effective tax rates were 17.3% and 21.9% for the three months ended March 31, 2025 and 2024, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2025 and 2024

General. Net income for the six months ended March 31, 2025, was $312,000, an increase of $9,000, or 3.0%, compared to $303,000 for the six months ended March 31, 2024. The increase in net income was primarily due to a $485,000 increase in net interest income, which was partially offset by a $28,000 increase in the provision for credit losses, a $21,000 decrease in noninterest income, a $430,000 increase in noninterest expenses and a $3,000 decrease in income taxes.

Interest Income. Interest income increased $809,000, or 21.1%, to $4.6 million for the six months ended March 31, 2025 from the six months ended March 31, 2024. This increase was attributable to a $791,000, or 22.4%, increase in interest on loans receivable and a $30,000, or 21.1%, increase in interest on investment securities, which were partially offset by a $12,000, or 7.3%, decrease in interest on interest-earning deposits and other assets.

The average balance of loans increased by $29.5 million, or 23.3%, during the six months ended March 31, 2025, compared to the six months ended March 31, 2024, while the average yield on loans decreased by four basis points to 5.53% for the three months ended March 31, 2025 from 5.57% for the three months ended March 31, 2024. The decrease in the average yield on loans reflects the recent decreases in the overall interest rate environment, as the Federal Reserve Board acted to decrease the fed funds rate three times, a total of 100 basis points, in 2024. These decreases in interest rates in the economy have caused interest rates on the Bank’s adjustable-rate loans to adjust downward.

The average yield on investment securities increased by 77 basis points to 3.03% for the six months ended March 31, 2025, from 2.26% for the six months ended March 31, 2024, while the average balance of investment securities decreased $1.2 million to $11.3 million for the six months ended March 31, 2025, from $12.5 million for the six months ended March 31, 2024.

Interest income on other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $12,000, or 7.5%, for the six months ended March 31, 2025, due primarily to a decrease in the average balance of $1.1 million, or 16.3%, which was partially offset by an increase in the average yield of 49 basis points to 5.14% for the six months ended March 31, 2025, from 4.65% for the six months ended March 31, 2024.

Interest Expense. Total interest expense increased $324,000, or 30.2%, to $1.4 million for the six months ended March 31, 2025, from $1.1 million for the six months ended March 31, 2024. Interest expense on deposits increased $107,000, or 13.9%, due primarily to an increase of 10 basis points in the average cost of deposits to 1.45% for the six months ended March 31, 2025, from 1.35% for the six months ended March 31, 2024, and an increase of $6.8 million, or 6.0%, in the average balance of interest-bearing deposits to $120.8 million for the six months ended March 31, 2025, from $113.9 million for the six months ended March 31, 2024.

Interest expense on borrowings increased $217,000, or 70.9%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase was due to a $9.1 million increase in the average balance outstanding, to $21.6 million for the six months ended March 31, 2025, from $12.4 million for the six months ended March 31, 2024, partially offset by a seven basis point decrease in the weighted-average rate, to 4.85% for the six months ended March 31, 2025, from 4.92% for the six months ended March 31, 2024.

Net Interest Income. Net interest income increased $485,000, or 17.6%, to $3.2 million for the six months ended March 31, 2025, compared to $2.8 million for the six months ended March 31, 2024. The net interest margin was 3.74% for the six months ended March 31, 2025, and 3.78% for the six months ended March 31, 2024. The net interest margin was impacted by three decreases in rates by the Federal Reserve Board in 2024 totaling 100 basis points.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management recorded a provision for credit losses of $28,000 for the six-month period ended March 31, 2025, an increase from no provision for the six months ended March 31, 2024. The allowance for credit losses was $934,000 at March 31, 2025 and $963,000 at September 30, 2024 and represented 0.64% and 0.65% of total loans at March 31, 2025 and September 30, 2024, respectively. The determination of the adequacy of the allowance for credit losses included consideration of the levels of nonperforming loans, delinquent loans and net charge-offs of loans in both periods.

Total nonperforming loans were $749,000 at March 31, 2025, compared to $386,000 at September 30, 2024. Classified loans totaled $749,000 at March 31, 2025, compared to $482,000 at September 30, 2024, and total loans past due greater than 30 days were $3.6 million and $1.3 million at those respective dates. During the conversion, some customers were not receiving their statements in a timely manor. $2.3 million of loans past due greater than 30 days were at 31 days. The send dates for the statements have been adjusted and delinquencies are declining. As a percentage of nonperforming loans, the allowance for credit losses was 104.0% at March 31, 2025 compared to 249.7% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $294,000 for the six months ended March 31, 2025, a decrease of $21,000, or 6.6%, from $315,000 for the six months ended March 31, 2024. During the six months ended March 31, 2025, a decrease of $20,000, or 24.5%, in late charges and fees on loans and a $13,000, or 7.8%, decrease in service fees on deposits were partially offset by a $12,000 gain on sale of loans.

Noninterest Expense. Noninterest expense increased $430,000, or 16.0%, to $3.1 million for the six months ended March 31, 2025, compared to $2.7 million for the six months ended March 31, 2024. The increase was due primarily to a $272,000, or 98.7%, increase in data processing, a $65,000, or 29.8%, in professional services and a $57,000, or 24.7%, increase in other expense, which were partially offset by a $24,000, or 35.6%, decrease in advertising.

The increase in data processing was due primarily to the $223,000 conversion charge incurred during the period. The increase in professional services was due primarily to additional legal and related expenses in connection with the establishment and approval of the stock compensation plans, along with an increase in audit and related expenses. The increase in other expense was due primarily to a $26,000 penalty incurred on the early redemption of brokered deposits, which was done in order to reduce the effective cost of deposits. The decrease in advertising was due primarily due to changing marketing firms.

Noninterest expense can be expected to increase because of compensation costs related to implementation of our stock-based benefit plan, which was approved by our stockholders in February 2025.

Income Taxes. Income taxes decreased by $3,000, or 3.9%, to $77,000 for the six months ended March 31, 2025, compared to $80,000 for the six months ended March 31, 2024. The effective tax rates were 19.7% and 20.9% for the six months ended March 31, 2025 and 2024, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

We had previously identified the following material weaknesses in our internal control over financial reporting as of September 30, 2024 and December 31, 2024, which we believe were remediated as of March 31, 2025:

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

Management has implemented satisfactory remediation procedures to address these material weaknesses, including hiring a new controller in the fourth quarter of 2024. Management will continue to diligently monitor the Company’s processes and procedures to ensure they operate at an acceptable level of assurance.

Changes in Internal Controls Over Financial Reporting

As described above, management has assessed and made revisions to the Company’s internal financial control processes and procedures to ensure that the material weaknesses described above were remediated.

Part II – Other Information

Item 1. Legal Proceedings

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended March 31, 2025.

			Total Number of	Maximum Number of
			Shares (or Units)	(Shares or Units)
	Total Number of	Weighted Average	Purchased as Part of a	that May Yet Be
	Shares (or Units)	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

January 1 to January 31, 2025	—	—	—	102,297
February 1 to February 28, 2025	6,600	$14.20	6,600	95,697
March 1 to March 31, 2025	10,397	$14.00	10,397	85,300

On December 18, 2024, the Company announced that it had adopted and received regulatory non-objection to a stock repurchase program. Pursuant to the program, the Company may repurchase up to 102,297 shares of its common stock, which represented approximately 10% of the Company’s outstanding common shares at the time of adoption. As of March 31, 2025, the Company had repurchased 16,997 shares for a total purchase price of $239,278.00. The repurchase program has no expiration date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2025 none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
10.1

Mercer Bancorp, Inc. 2025 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 22, 2025 (File No. 000-56575))

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

MERCER BANCORP, INC.

Date: May 15, 2025	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: May 15, 2025	/s/Sherman E. Crum
Sherman E. Crum
Principal Financial Officer