Form 10-Q
period 2025-06-30
Mercer Bancorp, Inc.
filed 2025-08-14
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, 1,025,431 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2025 (Unaudited) and September 30, 2024

	June 30,	September 30,
	2025	2024
Assets
Cash and due from banks	$2,045,416	$2,303,569
Interest-bearing deposits in other financial institutions	751,897	2,435,027
Federal funds sold	1,036,000	1,159,000
Cash and cash equivalents	3,833,313	5,897,596

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	9,592,745	11,121,278
Held-to-maturity securities	72,638	92,840
Loans held for sale	8,854,141	10,538,902
Loans receivable	144,446,231	146,041,635
Allowance for credit losses	(962,286)	(963,268)
Net loans	143,483,945	145,078,367

Premises and equipment	4,802,261	2,731,333
Federal Home Loan Bank stock	1,779,000	1,872,500
Bank owned life insurance	1,864,356	1,829,180
Accrued interest receivable	657,181	685,515
Federal Home Loan Bank lender risk account	449,870	463,873
Deferred federal income taxes	396,701	283,564
Other assets	1,072,024	1,053,268

Total assets	$176,958,175	$181,748,216

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$56,036,131	$55,139,738
Savings and money market	37,299,190	36,559,264
Time	46,529,053	42,857,955

Total deposits	139,864,374	134,556,957

Advances from the Federal Home Loan Bank	11,000,000	22,000,000
Directors plan liability	380,303	409,033
Accrued interest payable and other liabilities	1,640,767	829,193

Total liabilities	152,885,444	157,795,183

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,025,431 and 1,022,970 shares	9,959	10,229
at June 30, 2025 and September 30, 2024, respectively
Additional paid-in capital	8,329,791	8,658,653
Shares acquired by ESOP	(709,269)	(763,820)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	17,016,686	16,371,313
Accumulated other comprehensive loss	(574,436)	(323,342)

Total shareholders' equity	24,072,731	23,953,033

Total liabilities and shareholders' equity	$176,958,175	$181,748,216

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended June 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest Income
Loans	$2,241,947	$1,948,025	$6,565,293	$5,480,578
Investment securities	83,546	85,889	254,261	226,832
Interest-bearing deposits and other	77,138	84,517	225,489	244,524

Total interest income	2,402,631	2,118,431	7,045,043	5,951,934

Interest Expense
Deposits	461,381	466,581	1,336,175	1,234,385
Federal Home Loan Bank advances	172,531	204,822	696,257	511,233

Total interest expense	633,912	671,403	2,032,432	1,745,618

Net Interest Income	1,768,719	1,447,028	5,012,611	4,206,316

Provision for Credit Losses	38,000	68,000	66,000	68,000

Net Interest Income After Provision for Credit Losses	1,730,719	1,379,028	4,946,611	4,138,316

Noninterest Income
Service fees on deposits	30,079	82,240	178,230	242,907
Late charges and fees on loans	28,152	68,847	90,765	151,824
Gain on sale of loans	8,968	—	21,120	—
Loan servicing fees	6,344	12,615	27,254	36,956
Gain on sale of foreclosed real estate	—	15,012	6,982	21,012
Bank owned life insurance	16,625	15,926	49,530	47,325
Other income	4,014	4,834	14,206	14,077

Total noninterest income	94,182	199,474	388,087	514,101

Noninterest Expense
Salaries and employee benefits	703,457	625,670	1,945,036	1,870,736
Directors fees	22,800	19,200	61,200	62,225
Occupancy and equipment	137,800	128,627	395,543	380,524
Data processing fees	164,271	181,418	711,646	456,962
Franchise taxes	35,959	39,268	107,996	100,351
FDIC insurance premiums	20,169	18,576	61,499	54,645
Professional services	114,544	127,640	400,722	348,151
Deposit account services expense	19,181	64,572	166,222	201,588
Advertising	21,722	23,214	64,527	89,634
Loan expenses	55,534	73,456	213,815	196,659
Other	102,224	107,882	390,558	339,174

Total noninterest expense	1,397,661	1,409,523	4,518,764	4,100,649

Income before income taxes	427,240	168,979	815,934	551,768

Provision for income taxes	93,542	24,349	170,561	104,511

Net Income	$333,698	$144,630	$645,373	$447,257

Earnings per share - basic	$0.36	$0.15	$0.68	$0.47

Earnings per share - diluted	$0.36	$0.15	$0.68	$0.47

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended June 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$333,698	$144,630	$645,373	$447,257

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(70,009)	36,642	(317,840)	436,148

Tax benefit (expense)	14,702	(7,693)	66,746	(91,592)

Other comprehensive (loss) income	(55,307)	28,949	(251,094)	344,556

Comprehensive income	$278,391	$173,579	$394,279	$791,813

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended June 30, 2025 and 2024

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the three months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
June 30, 2025	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at April 1, 2025	$10,059	$8,436,358	$(709,269)	$96,360	$(96,360)	$16,682,988	$(519,129)	$23,901,007

Net income	—	—	—	—	—	333,698	—	333,698

Share based compensation	—	39,084	—	—	—	—	—	39,084

Repurchase of common stock, 10,000 shares	(100)	(145,651)	—	—	—	—	—	(145,751)

Other comprehensive loss	—	—	—	—	—	—	(55,307)	(55,307)

Balance at June 30, 2025	$9,959	$8,329,791	$(709,269)	$96,360	$(96,360)	$17,016,686	$(574,436)	$24,072,731

For the three months ended
June 30, 2024
Balance at April 1, 2024	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$15,981,203	$(544,719)	$23,351,037

Net income	—	—	—	—	—	144,630	—	144,630

Other comprehensive income	—	—	—	—	—	—	28,949	28,949

Balance at June 30, 2024	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$16,125,833	$(515,770)	$23,524,616

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the nine months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
June 30, 2025	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

Net income	—	—	—	—	—	645,373	—	645,373

Share based compensation	—	42,759	—	—	—	—	—	42,759

ESOP shares allocated to participants	—	13,987	54,551	—	—	—	—	68,538

Repurchase of common stock, 26,997 shares	(270)	(385,608)	—	—	—	—	—	(385,878)

Other comprehensive loss	—	—	—	—	—	—	(251,094)	(251,094)

Balance at June 30, 2025	$9,959	$8,329,791	$(709,269)	$96,360	$(96,360)	$17,016,686	$(574,436)	$24,072,731

For the nine months ended
June 30, 2024
Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASU 2016-13	—	—	—	—	—	(25,280)	—	(25,280)

Net income	—	—	—	—	—	447,257	—	447,257

ESOP shares allocated to participants	—	16,341	64,051	—	—	—	—	80,392

Other comprehensive income	—	—	—	—	—	—	344,556	344,556

Balance at June 30, 2024	$10,229	$8,658,653	$(754,329)	$96,360	$(96,360)	$16,125,833	$(515,770)	$23,524,616

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2025 and 2024

	Nine Months Ended
	June 30,
	2025	2024
Operating Activities
Net income	$645,373	$447,257
Items not requiring (providing) cash:
Depreciation and amortization	290,719	275,795
Amortization of premiums and discounts	8,922	12,654
Amortization of deferred loan fees	(59,408)	(52,540)
Deferred income taxes	(46,391)	(38,757)
Provision for credit losses	66,000	68,000
ESOP compensation expense	68,538	80,392
Gain on sale of loans	(21,120)	—
Proceeds from sales of loans	1,653,427	—
Loans originated for sale	(1,639,617)	(7,004,062)
Gain on sale of foreclosed assets	(6,982)	(21,012)
Increase in cash surrender value of bank-owned life insurance	(35,176)	(47,325)
Share based compensation	42,759	—
Changes in:
Accrued interest receivable	28,334	(140,766)
Other assets	(1,313)	(254,743)
Other liabilities	782,844	(316,819)

Net cash provided by (used in) operating activities	1,776,909	(6,991,926)

Investing Activities
Purchases of available-for-sale securities	(277,432)	(1,829,371)
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,479,830	2,418,427
Principal repayments on securities held-to-maturity	19,575	41,984
Net change in loans	3,221,828	(9,651,800)
Purchase of premises and equipment	(2,354,332)	(412,990)
Purchases of FHLB stock	(80,100)	(586,200)
Proceeds from redemption of FHLB stock	173,600	256,800
Proceeds from sale of foreclosed assets	54,300	177,996

Net cash provided (used in) investing activities	2,237,269	(9,585,154)

Financing Activities
Net increase in deposits	5,307,417	9,086,108
Proceeds from FHLB advances - short term	71,000,000	62,400,000
Repayment of FHLB advances - short term	(82,000,000)	(54,400,000)
Repurchase of common stock	(385,878)	—

Net cash (used in) provided by financing activities	(6,078,461)	17,086,108

(Decrease) Increase in Cash and Cash Equivalents	(2,064,283)	509,028

Cash and Cash Equivalents, Beginning of Period	5,897,596	6,291,336

Cash and Cash Equivalents, End of Period	$3,833,313	$6,800,364

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,945,950	$1,588,650
Income taxes	300,000	398,000

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$58,073	$102,984

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of June 30, 2025, and for the interim three and nine month periods ended June 30, 2025 and 2024 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and nine months ended June 30, 2025, are not necessarily indicative of the results to be obtained for the fiscal year ending September 30, 2025.

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

Principles of Consolidation

The consolidated financial statements as of and for the three and nine months ended June 30, 2025 and 2024, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at June 30, 2025 and September 30, 2024.

Accrued interest receivable on available-for-sale debt securities totaled $49,890 and $151,047 at June 30, 2025 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Held-to-Maturity Securities

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at June 30, 2025 and September 30, 2024.

Accrued interest receivable on held-to-maturity debt securities totaled $361 and $464 at June 30, 2025 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Accrued interest receivable on loans totaled $657,181 and $489,780 at June 30, 2025 and September 30, 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

Unfunded Commitments

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

The Company had no dilutive securities during the three and nine months ended June 30, 2024.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2025
U.S. Government agencies	$2,475,370	$12,760	$(14,280)	$2,473,850
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,153,194	7,345	(257,940)	3,902,599
State and political subdivisions	3,691,315	—	(475,019)	3,216,296

	$10,319,879	$20,105	$(747,239)	$9,592,745

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2024
U.S. Government agencies	3,473,459	20,089	(36,168)	3,457,380
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,635,875	49,422	(211,027)	4,474,270
State and political subdivisions	3,421,238	20,904	(252,514)	3,189,628

	$11,530,572	$90,415	$(499,709)	$11,121,278

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
June 30, 2025
Mortgage-backed Government Sponsored Enterprises (GSEs)	$72,638	$—	$(865)	$71,773

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
September 30, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$92,840	$—	$(1,438)	$91,402

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company had no allowance for credit losses on available-for-sale and held-to-maturity securities at June 30, 2025 and September 30, 2024.

The amortized cost and fair value of available-for-sale securities at June 30, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
June 30, 2025
Within one year	$1,000,000	$990,290
One to five years	1,000,000	995,430
Five to ten years	1,334,347	1,277,851
After ten years	2,832,338	2,426,575
	6,166,685	5,690,146
Mortgage-backed GSEs	4,153,194	3,902,599
Totals	$10,319,879	$9,592,745

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $1,091,000 and $493,000 at June 30, 2025 and September 30, 2024, respectively.

There were no sales of securities during the three and nine-month periods ended June 30, 2025 and 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 26 securities at June 30, 2025 and 21 securities at September 30, 2024, was approximately $8,743,829 and $7,826,000 or 90% and 70%, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit-related.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and September 30, 2024:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$1,985,720	$(14,280)	$1,985,720	$(14,280)
Mortgage-backed Government Sponsored Enterprises (GSEs)	971,979	(33,334)	2,569,834	(224,606)	3,541,813	(257,940)
State and political subdivisions	1,667,195	(161,514)	1,549,101	(313,505)	3,216,296	(475,019)
	$2,639,174	$(194,848)	$6,104,655	$(552,391)	$8,743,829	$(747,239)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	1,896	$(15)	$69,877	(850)	71,773	(865)

Total	$2,642,966	$(194,878)	$6,174,532	$(553,241)	$8,817,498	$(748,119)

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,964,120	$(36,168)	$2,964,120	$(36,168)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	2,898,583	(211,027)	2,898,583	(211,027)
State and political subdivisions	341,947	(4,544)	1,621,380	(247,970)	1,963,327	(252,514)
	$341,947	$(4,544)	$7,484,083	$(495,165)	$7,826,030	$(499,709)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	91,402	(1,438)	91,402	(1,438)

Total	$341,947	$(4,544)	$7,575,485	$(496,603)	$7,917,432	$(501,147)

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at June 30, 2025 and September 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at June 30, 2025 and September 30, 2024.

Note 3:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	June 30,	September 30,
	2025	2024

Real estate loans:
Residential	$74,049,343	$73,285,469
Multi-family	1,218,824	1,259,640
Agricultural	51,246,833	53,523,748
Commercial	2,204,414	2,453,082
Construction and land	5,142,368	6,024,429
Home equity line of credit (HELOC)	4,758,031	4,959,058
Commercial and industrial	1,731,363	1,666,188
Consumer	5,071,556	5,518,844

Total loans	145,422,733	148,690,458

Less:
Undisbursed loans in process	660,783	2,309,368
Net deferred loan fees	315,719	339,455
Allowance for credit losses	962,286	963,268

Net loans	$143,483,945	$145,078,367

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at June 30, 2025 and September 30, 2024, were approximately $16,871,000 and $18,048,000 respectively. At June 30, 2025 and September 30, 2024 the mortgage-servicing rights included in other assets on the balance sheet were approximately $114,000 and $121,000, respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
		Provision
	Balance	(credit)			Balance
	April 1, 2025	for credit losses	Charge-offs	Recoveries	June 30, 2025

Real estate loans:
Residential	$657,398	$(1,324)	$—	$—	$656,074
Multi-family	2,465	(27)	—	—	2,438
Agricultural	109,711	(7,217)	—	—	102,494
Commercial	4,487	(78)	—	—	4,409
Construction and land	72,932	6,260	—	—	79,192
Home equity line of credit (HELOC)	14,275	10	—	—	14,285
Commercial and industrial	3,423	40	—	—	3,463
Consumer	69,267	40,337	(20,427)	10,755	99,932

Allowance for credit losses on loans	$933,958	$38,000	$(20,427)	$10,755	$962,286

	Three Months Ended June 30, 2024
		Provision
	Balance	(credit)			Balance
	April 1, 2024	for credit losses	Charge-offs	Recoveries	June 30, 2024
Real estate loans:
Residential	$743,796	$11,201	$—	$—	$754,997
Multi-family	2,848	(303)	—	—	2,545
Agricultural	96,743	978	—	—	97,721
Commercial	4,826	(1,587)	—	—	3,239
Construction and land	53,213	33,904	—	—	87,117
Home equity line of credit (HELOC)	15,837	(1,506)	—	—	14,331
Commercial and industrial	4,098	(1,603)	—	—	2,495
Consumer	45,343	26,916	(24,787)	310	47,782

Total loans	$966,704	$68,000	$(24,787)	$310	$1,010,227

	Nine Months Ended June 30, 2025
		Provision
	Balance	(credit)			Balance
	October 1, 2024	for credit losses	Charge-offs	Recoveries	June 30, 2025
Real estate loans:
Residential	$691,852	$(35,778)	$—	$—	$656,074
Multi-family	2,525	(87)	—	—	2,438
Agricultural	107,284	(4,790)	—	—	102,494
Commercial	4,917	(508)	—	—	4,409
Construction and land	92,660	(13,468)	—	—	79,192
Home equity line of credit (HELOC)	14,910	(625)	—	—	14,285
Commercial and industrial	3,314	149	—	—	3,463
Consumer	45,806	121,108	(149,880)	82,898	99,932

Allowance for credit losses on loans	$963,268	$66,000	$(149,880)	$82,898	$962,286

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Nine Months Ended June 30, 2024
		Effect of	Provision
	Balance	Adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	June 30, 2024
Real estate loans:
Residential	$738,230	$32,000	$(15,233)	$—	$—	$754,997
Multi-family	12,840	—	(10,295)	—	—	2,545
Agricultural	73,608	—	24,113	—	—	97,721
Commercial	4,678	—	(1,439)	—	—	3,239
Construction and land	49,835	—	37,282	—	—	87,117
Home equity line of credit (HELOC)	14,289	—	42	—	—	14,331
Commercial and industrial	3,645	—	(1,150)	—	—	2,495
Consumer	37,206	—	$34,680	(24,787)	683	47,782

Allowance for credit losses on loans	$934,331	$32,000	$68,000	$(24,787)	$683	$1,010,227

The Company had no loans individually evaluated at June 30, 2025 or September 30, 2024. The Company had no loans identified as collateral dependent at June 30, 2025 or September 30, 2024.

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of June 30, 2025 and September 30, 2024, follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
June 30, 2025
Commercial real estate
Risk Rating
Pass	$-	$370,508	$-	$735,438	$954,936	$143,532	$-	$-	$2,204,414
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$370,508	$-	$735,438	$954,936	$143,532	$-	$-	$2,204,414

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$1,355,490	$3,612,214	$-	$89,415	$14,126	$71,123	$-	$-	$5,142,368
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,355,490	$3,612,214	$-	$89,415	$14,126	$71,123	$-	$-	$5,142,368

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$136,589	$285,586	$1,309,188	$-	$1,731,363
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$136,589	$285,586	$1,309,188	$-	$1,731,363

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$-	$936,224	$-	$282,600	$-	$-	$1,218,824

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$936,224	$-	$282,600	$-	$-	$1,218,824

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$912,257	$17,778,288	$11,663,146	$7,908,150	$5,828,801	$6,904,118	$-	$-	$50,994,760
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	252,073	-	-	-	-	252,073
Doubtful	-	-	-	-	-	-	-	-	-
Total	$912,257	$17,778,288	$11,663,146	$8,160,223	$5,828,801	$6,904,118	$-	$-	$51,246,833

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$2,267,747	$21,761,010	$11,663,146	$9,669,227	$6,934,452	$7,686,959	$1,309,188	$-	$61,291,729
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	252,073	-	-	-	-	252,073
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,267,747	$21,761,010	$11,663,146	$9,921,300	$6,934,452	$7,686,959	$1,309,188	$-	$61,543,802

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
September 30, 2024
Commercial real estate
Risk Rating
Pass	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$4,897,328	$909,827	$68,054	$66,740	$-	$31,698	$-	$-	$5,973,647
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	-	-	50,782
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,897,328	$909,827	$68,054	$66,740	$50,782	$31,698	$-	$-	$6,024,429

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$175,600	$379,296	$-	$1,093,861	$-	$1,648,757
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	17,431	-	17,431
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$175,600	$379,296	$-	$1,111,292	$-	$1,666,188

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,831,099	$3,484,522	$1,093,861	$-	$64,858,874
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	17,431	-	68,213
Doubtful	-	-	-	-	-	-	-	-	-
Total	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,881,881	$3,484,522	$1,111,292	$-	$64,927,087

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2025	2024	2023		2022		2021		Prior		Cost Basis		Cost Basis		Total
June 30, 2025
Residential real estate
Payment Performance
Performing	$6,038,097	$8,652,791		$5,204,656		$9,647,025		$17,744,654		$26,195,067		$4,758,031		$104,957	$78,345,278
Nonperforming	-	-		-		-		257,814		204,282		-		-	462,096
Total	$6,038,097	$8,652,791		$5,204,656		$9,647,025		$18,002,468		$26,399,349		$4,758,031		$104,957	$78,807,374

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$1,132,085	$220,793		$3,563,284		$62,299		$30,532		$52,928		$-		$-	$5,061,921
Nonperforming	-	-		7,308		2,327		-		-		-		-	9,635
Total	$1,132,085	$220,793		$3,570,592		$64,626		$30,532		$52,928		$-		$-	$5,071,556

Consumer
Current period gross charge-offs	$156	$18,040		$131,684		$-		$-		$-		$-		$-	$149,880

Total
Payment Performance
Performing	$7,170,182	$8,873,584		$8,767,940		$9,709,324		$17,775,186		$26,247,995		$4,758,031		$104,957	$83,407,199
Nonperforming	-	-	-	7,308	-	2,327	-	257,814	-	204,282	-	-	-	-	471,731
Total	$7,170,182	$8,873,584		$8,775,248		$9,711,651		$18,033,000		$26,452,277		$4,758,031		$104,957	$83,878,930

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2024	2023	2022		2021		2020		Prior		Cost Basis		Cost Basis		Total
September 30, 2024
Residential real estate
Payment Performance
Performing	$8,532,004	$4,752,191		$14,591,072		$18,882,083		$6,603,015		$19,655,898		$4,959,058		$-	$77,975,321
Nonperforming	-	-		-		135,161		-		134,045		-		-	269,206
Total	$8,532,004	$4,752,191		$14,591,072		$19,017,244		$6,603,015		$19,789,943		$4,959,058		$-	$78,244,527

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$348,272	$4,892,481		$147,659		$38,002		$30,725		$13,348		$-		$-	$5,470,487
Nonperforming	-	21,841		2,327		-		3,780		20,409		-		-	48,357
Total	$348,272	$4,914,322		$149,986		$38,002		$34,505		$33,757		$-		$-	$5,518,844

Consumer
Current period gross charge-offs	$-	$66,864		$-		$-		$-		$-		$-		$-	$66,864

Total
Payment Performance
Performing	$8,880,276	$9,644,672		$14,738,731		$18,920,085		$6,633,740		$19,669,246		$4,959,058		$-	$83,445,808
Nonperforming	-	21,841	-	2,327	-	135,161	-	3,780	-	154,454	-	-	-	-	317,563
Total	$8,880,276	$9,666,513		$14,741,058		$19,055,246		$6,637,520		$19,823,700		$4,959,058		$-	$83,763,371

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three and nine months ended June 30, 2025 or the year ended September 30, 2024.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2025 and September 30, 2024:

	June 30, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$1,048,563	$627,847	$340,980	$2,017,390	$72,031,953	$74,049,343	$—
Multi-family	—	—	—	—	1,218,824	1,218,824	—
Agricultural	—	—	252,073	252,073	50,994,760	51,246,833	—
Commercial	285,122	1,370,060	—	1,655,182	549,232	2,204,414	—
Construction and land	—	—	—	—	5,142,368	5,142,368	—
Home equity line of credit (HELOC)	—	155,598	—	155,598	4,602,433	4,758,031	—
Commercial and industrial	54,462	—	—	54,462	1,676,901	1,731,363	—
Consumer	—	26,904	9,634	36,538	5,035,018	5,071,556	9,634

Total	$1,388,147	$2,180,409	$602,687	$4,171,243	$141,251,490	$145,422,733	$9,634

	September 30, 2024
			Greater than				Total Loans>
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Residential	$498,008	$184,393	$269,206	$951,607	$72,333,862	$73,285,469	$—
Multi-family	—	—	—	—	1,259,640	1,259,640	—
Agricultural	—	—	—	—	53,523,748	53,523,748	—
Commercial	—	—	—	—	2,453,082	2,453,082	—
Construction and land	—	—	50,782	50,782	5,973,647	6,024,429	—
Home equity line of credit (HELOC)	74,969	—	—	74,969	4,884,089	4,959,058	—
Commercial and industrial	3,516	—	17,431	20,947	1,645,241	1,666,188	—
Consumer	113,123	—	48,357	161,480	5,357,364	5,518,844	26,516

Total	$689,616	$184,393	$385,776	$1,259,785	$147,430,673	$148,690,458	$26,516

The Company had no loans identified as collateral dependent as of June 30, 2025 and September 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company’s total nonaccrual loans, none of which had an allowance for credit losses at June 30, 2025 and September 30, 2024, were as follows:

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
June 30, 2025
Residential real estate loans	$455,074	$—	$455,074	$—	$455,074
Agricultural	252,073	—	252,073	—	252,073
Consumer	—	—	—	9,634	9,634

	$707,147	$—	$707,147	$9,634	$716,781

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
September 30, 2024
Residential real estate loans	$269,206	$—	$269,206	$—	$269,206
Construction and land	50,782	—	50,782	—	50,782
Commercial and industrial	17,431	—	17,431	—	17,431
Consumer	21,841	—	21,841	26,516	48,357

	$359,260	$—	$359,260	$26,516	$385,776

There were no loans modified for borrowers experiencing financial difficulty during the nine months ended June 30, 2025 and 2024 and during the year ended September 30, 2024. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the nine months ended June 30, 2025 and 2024 and during the year ended September 30, 2024.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2025 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2025
Total Capital
(to Risk-Weighted Assets)	$22,561	17.0%	$10,624	8.0%	$13,280	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$21,594	16.3%	$7,968	6.0%	$10,624	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$21,594	16.3%	$5,976	4.5%	$8,632	6.5%

Tier I Capital
(to Average Total Assets)	$21,594	12.0%	$7,186	4.0%	$8,983	5.0%

As of September 30, 2024
Total Capital
(to Risk-Weighted Assets)	$21,797	16.3%	$10,699	8.0%	$13,374	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$8,024	6.0%	$10,699	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$6,018	4.5%	$8,693	6.5%

Tier I Capital
(to Average Total Assets)	$20,829	11.6%	$7,183	4.0%	$8,978	5.0%

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and September 30, 2024:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
U.S. Government agencies	$2,473,850	$—	$2,473,850	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,902,599	—	3,902,599	—
State and political subdivisions	3,216,296	—	3,216,296	—

September 30, 2024
U.S. Government agencies	$3,457,380	$—	$3,457,380	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,474,270	—	4,474,270	—
State and political subdivisions	3,189,628	—	3,189,628	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended June 30, 2025 and the year ended September 30, 2024.

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

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2025 and September 30, 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$3,833,313	$3,833,313	$3,833,313	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	72,638	71,773	—	71,773	—
Loans held for sale	8,854,141	9,328,000	—	—	9,328,000
Loans, net	143,483,945	138,083,000	—	—	138,083,000
FHLB Stock	1,779,000	1,779,000	—	1,779,000	—
Bank owned life insurance	1,864,356	1,864,356	1,864,356	—	—
Accrued interest receivable	657,181	657,181	657,181	—	—

Financial liabilities:
Deposits	139,864,374	141,956,321	93,335,321	—	48,621,000
FHLB advances	11,000,000	10,999,000	—	10,999,000	—
Accrued interest payable	243,488	243,488	243,488	—	—

September 30, 2024
Financial assets:
Cash and cash equivalents	$5,897,596	$5,897,596	$5,897,596	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	92,840	91,402	—	91,402	—
Loans held for sale	10,538,902	10,679,333	—	—	10,679,333
Loans, net	145,078,367	135,120,682	—	—	135,120,682
FHLB Stock	1,872,500	1,872,500	—	1,872,500	—
Bank owned life insurance	1,829,180	1,829,180	1,829,180	—	—
Accrued interest receivable	685,515	685,515	685,515	—	—

Financial liabilities:
Deposits	134,556,957	137,200,002	91,699,002	—	45,501,000
FHLB advances	22,000,000	21,993,000	—	21,993,000	—
Accrued interest payable	157,006	157,006	157,006	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The allowance for credit losses for off balance sheet liabilities was $5,000 at June 30, 2025, and was being held in other liabilities on the balance sheet.

Commitments outstanding were as follows:

	June 30,	September 30,
	2025	2024
Commitments to originate loans	$2,674,837	$2,516,011
Undisbursed balance of loans closed	6,631,453	7,495,563

Total	$9,306,290	$10,011,574

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$ 333,698	$ 144,630	$ 645,373	$ 447,257

Weighted-average common shares outstanding, gross	1,002,225	1,022,970	1,016,977	1,022,970

Less unallocated ESOP shares	70,926	76,382	72,745	78,194

Weighted-average common shares outstanding	931,299	946,588	944,232	944,776

Basic earnings per share	$ 0.36	$ 0.15	$ 0.68	$ 0.47

Weighted-average common shares outstanding	931,299	946,588	944,232	944,776

Diluted effect of share based compensation	5,529	-	5,246	-

Weighted-average common shares outstanding - Diluted	936,828	946,588	949,478	944,776

Diluted earnings per share	$ 0.36	$ 0.15	$ 0.68	$ 0.47

The Company had no dilutive or potentially dilutive securities outstanding for the three and nine month periods ended June 30, 2024.

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

Activity in the ESOP for the nine months ended June 30, 2025 and 2024 is as follows:

	For the Nine Months Ended
	June 30,
	2025	2024
Shares committed to be released to participants	—	—
Shares allocated to participants	10,912	5,456
Unreleased shares	70,926	76,382

ESOP shares at end of plan year	81,838	81,838

Fair value of unreleased shares	$ 1,039,066	$ 1,031,157

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

A summary of the status of the Company’s unvested restricted shares as of June 30,2025, and changes during the nine month period then ended, is presented below:

		Weighted-average
		Grant Date
	Shares	Fair Value

Nonvested shares, October 1, 2024	-	$ -
Awarded	29,458	14.06
Vested	-	-
Forfeited	-	-

Nonvested shares, June 30, 2025	29,458	$ 14.06

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company estimated the fair value of each option granted using the Black-Scholes options pricing model. The following key management assumptions were used to value the options granted during the three months ended June 30, 2025:

Volatility	10.51%
Expected dividends	-
Expected term (in years)	10
Risk free rate	4.25%

The following table summarizes stock option activity for the nine month period ended June 30, 2025:

Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual Term	Intrinsic
June 30, 2025	Shares	Exercise Price	(Years)	Value

Outstanding, beginning of period	-	$ -	-	$ -
Awarded	73,651	14.06	9.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding, end of period	73,651	$ 14.06	9.73	$ 43,782

Shares exercisable at June 30, 2025	-	$ -

As of June 30, 2025, there was approximately $739,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 4.7 years. During the three and nine months ended June 30, 2025, the Company recorded $21,000 and $23,000, respectively in share-based compensation expense related to restricted stock awards, which is included in salaries and employee benefits and director fees. During the three and nine months ended June 30, 2025, the Company recorded $18,000 and $20,000, respectively in share-based compensation expense related to stock options, which is included in salaries and employee benefits and director fees.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary and fiscal policy;
●	conditions affecting our local agricultural industry, such as adverse weather conditions and the impact of government regulations, including changes in price supports, tariffs on agricultural products, trade agreements, subsidies and environmental regulations, any of which may affect the ability of our agricultural customers to repay their loans and lead to reduced consumer spending, lower economic growth, and decreased demand for our products;
●	changes in the interest rate environment that affect our margins and yields, the fair value of our financial instruments, our level of loan originations, or the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to manage market risk, credit risk and operational risk;

●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits, including the percentage of uninsured deposits in our portfolio;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies, including our ability to introduce new products and services, enter new markets and capitize on growth opportunities, and successfully integrate any acquired assets, liabilities, customers, systems and personnel;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in tax laws and the effects of tariffs, trade restrictions and retaliatory responses;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Comparison of Financial Condition at June 30, 2025 and September 30, 2024

Total Assets. Total assets were $177.0 million at June 30, 2025, a decrease of $4.8 million, or 2.7%, from September 30, 2024. The decrease was due primarily to decreases in securities available for sale of $1.5 million, loans held for sale of $1.7 million, loans of $1.6 million and cash and cash equivelants of $2.1 million, which were partially offset by increases in premises and equipment of $2.1 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.1 million, or 35.0%, to $3.8 million at June 30, 2025 from $5.9 million at September 30, 2024. The decrease was due primarily to paying down advances, partially offset by funds received from the increase in deposits and decreases in securities available for sale and loans during the nine months ended June 30, 2025.

Investment Securities. Investment securities available for sale and held to maturity decreased $1.5 million to $9.7 million at June 30, 2025 compared to September 30, 2024. During the nine months ended June 30, 2025, securities purchases of $277,000 were more than offset by calls, maturities and repayments of $1.5 million, while the fair value of available for sale securities decreased by $318,000.

The yield on investment securities was 3.07% for the nine months ended June 30, 2025, compared to 2.26% for the nine months ended June 30, 2024, reflecting the increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale decreased by $1.7 million, or 16.0% to $8.9 million at June 30, 2025 compared to September 30, 2024. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. During the nine months ended June 30, 2025, auto loans originated for sale totaled $550,000 and mortgage loans originated for sale totaled $1.1 million, which were partially offset by principal repayments in the loans held for sale portfolio of $1.7 million. No sales of auto loans occurred during the nine months ended June 30, 2025. Mortgage loans originated for sale totaling $1.1 million were sold during the nine months ended June 30, 2025, resulting in gains on sale of $21,000.

Net Loans. Net loans decreased by $1.6 million, or 1.1%, to $143.5 million at June 30, 2025 from $145.1 million at September 30, 2024. During the nine months ended June 30, 2025, residential real estate loans increased $764,000, or 1.0%, to $74.0 million at June 30, 2025, from $73.3 million at September 30, 2024, construction and land loans decreased $882,000, or 14.6%, to $5.1 million at June 30, 2025, from $6.0 million at September 30, 2024, consumer loans decreased $447,000, or 8.1%, to $5.1 million at June 30, 2025 compared to September 30, 2024, and agricultural real estate loans decreased $2.3 million, or 4.3%, to a total of $51.2 million at June 30, 2025.

The Bank operates amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Premises and Equipment. Premises and equipment increased $2.1 million, or 75.8%, to $4.8 million during the nine months ended June 30, 2025, compared to $2.7 million at September 30, 2024. The increase was due primarily to costs incurred in connection with construction of a new branch office located in Berne, Indiana, which is expected to be completed during August 2025.

Deposits. Deposits increased by $5.3 million, or 3.9%, to $139.9 million at June 30, 2025 from $134.6 million at September 30, 2024. Core deposits (which we define as savings accounts, money markets, other savings deposits and checking accounts) increased $1.6 million, or 1.8%, to $93.3 million at June 30, 2025 from $91.7 million at September 30, 2024. Certificates of deposit increased $3.7 million, or 8.6%, to $46.5 million at June 30, 2025 from September 30, 2024. The increase in certificates of deposit was due primarily to an increase in brokered deposits of $6 million partially offset by a $2.4 million decrease in customer certificates of deposit.

During the nine months ended June 30, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $11.0 million at June 30, 2025, a decrease of $11.0 million, or 50.0%, from September 30, 2024. Advances were repaid primarily from proceeds from deposit growth and proceeds from maturities and repayments on investment securities, repayments on loans, as well as cash and cash equivalents. Advances totaling $10.0 million are scheduled to mature within one year from June 30, 2025 and the remaining $1.0 million is scheduled to mature within two years from June 30, 2025.

Shareholders’ Equity. Shareholders’ equity increased $77,000, or 0.3%, to $24.0 million at June 30, 2025, compared to September 30, 2024. The increase resulted primarily from net income of $645,000 for the nine months ended June 30, 2025, which was partially offset by a repurchase of shares totalling $386,000, and a $251,000 decrease to equity through the accumulated other comprehensive loss.

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

	For the Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$154,056	$2,242	5.82%	$146,343	$1,948	5.32%
Taxable securities	6,814	56	3.29	8,517	56	2.63
Tax-exempt securities	3,693	28	3.03	3,886	29	2.99
Interest-earning deposits and other	5,535	77	5.56	5,969	85	5.70
Total interest-earning assets	170,098	2,403	5.65	164,715	2,118	5.14
Noninterest-earning assets	9,996			7,910
Allowance for credit losses	(922)			(948)
Total assets	$179,172			$171,677

Interest-bearing liabilities:
Interest-bearing demand deposits	$29,628	2	0.03%	$37,554	5	0.05%
Savings deposits	47,696	71	0.60	38,533	95	0.99
Certificates of deposit	46,854	388	3.31	40,934	366	3.58
Total interest-bearing deposits	124,178	461	1.48	117,021	466	1.59
Federal Home Loan Bank advances	14,948	173	4.63	16,150	205	5.08
Total interest-bearing liabilities	139,126	634	1.82	133,171	671	2.02
Noninterest-bearing demand deposits	14,894			13,608
Other noninterest-bearing liabilities	1,811			2,410
Total liabilities	155,831			149,189
Equity	23,341			22,488
Total liabilities and equity	$179,172			$171,677
Net interest income		$1,769			$1,447
Net interest rate spread (2)			3.83%			3.12%
Net interest-earning assets (3)	$30,972			$31,544
Net interest margin (4)			4.16%			3.51%
Average interest-earning assets to interest-bearing liabilities	122.26%			123.69%

(1)	Net deferred fee income included in interest earned on loans totaled $19,000 and $16,000 for the three months ended June 30, 2025 and 2024.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$155,592	$6,565	5.63%	$141,893	$5,481	5.15%
Taxable securities	7,357	170	3.08	8,585	139	2.16
Tax-exempt securities	3,667	84	3.05	3,885	88	3.02
Interest-earning deposits and other	5,548	226	5.43	6,435	244	5.06
Total interest-earning assets	172,164	7,045	5.46	160,798	5,952	4.94
Noninterest-earning assets	8,501			7,780
Allowance for credit losses	(933)			(956)
Total assets	$179,732			$167,622

Interest-bearing liabilities:
Interest-bearing demand deposits	$29,990	7	0.03%	$37,476	15	0.05%
Savings deposits	48,872	216	0.59	38,677	139	0.48
Certificates of deposit	42,975	1,113	3.45	38,970	1,081	3.70
Total interest-bearing deposits	121,837	1,336	1.46	115,123	1,235	1.43
Federal Home Loan Bank advances	19,100	696	4.86	13,860	511	4.92
Total interest-bearing liabilities	140,937	2,032	1.92	128,983	1,746	1.80
Noninterest-bearing demand deposits	15,031			14,342
Other noninterest-bearing liabilities	240			1,914
Total liabilities	156,208			145,239
Equity	23,524			22,383
Total liabilities and equity	$179,732			$167,622
Net interest income		$5,013			$4,206
Net interest rate spread (2)			3.54%			3.14%
Net interest-earning assets (3)	$31,227			$31,815
Net interest margin (4)			3.88%			3.49%
Average interest-earning assets to interest-bearing liabilities	122.16%			124.67%

(1)	Net deferred fee income included in interest earned on loans totaled $19,000 and $16,000 for the three months ended June 30, 2025 and 2024.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	June 30, 2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$106	$188	$294
Taxable securities	(12)	12	—
Tax exempt-securities	(1)	—	(1)
Interest-earning deposits and other	(6)	(2)	(8)
Total interest-earning assets	87	198	285

Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	(2)	(3)
Savings deposits	20	(44)	(24)
Certificates of deposit	50	(28)	22
Total interest-bearing deposits	69	(74)	(5)
Federal Home Loan Bank Advances	(14)	(18)	(32)
Total interest-bearing liabilities	55	(92)	(37)

Change in net interest income	$32	$290	$322

	Nine Months Ended
	June 30, 2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$554	530	$1,084
Taxable securities	(22)	53	31
Tax exempt-securities	(5)	1	(4)
Interest-earning deposits and other	(35)	17	(18)
Total interest-earning assets	492	601	1,093

Interest-bearing liabilities:
Interest-bearing demand deposits	(3)	(5)	(8)
Savings deposits	41	36	77
Certificates of deposit	107	(75)	32
Total interest-bearing deposits	145	(44)	101
Federal Home Loan Bank Advances	191	(6)	185
Total interest-bearing liabilities	336	(50)	286

Change in net interest income	$156	$651	$807

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. Net income for the three months ended June 30, 2025, was $334,000, an increase of $189,000, or 130.7%, compared to $145,000 for the three months ended June 30, 2024. The increase in net income was primarily due to a $322,000 increase in net interest income, a $30,000 decrease in the provision for credit losses, and a $12,000 decrease in noninterest expense, which were partially offset by a $105,000 decease in noninterest income and a $69,000 increase in income taxes.

Interest Income. Interest income increased $284,000, or 13.4%, to $2.4 million for the three months ended June 30, 2025 from the three months ended June 30, 2024. This increase was attributable to a $294,000, or 15.1%, increase in interest on loans receivable, partially offset by a $2,000, or 2.7%, decrease in interest on investment securities and a $7,000, or 8.7%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended June 30, 2025 increased by $7.7 million, or 5.3%, from the balance for the three months ended June 30, 2024, while the average yield on loans increased by 50 basis points to 5.82% for the three months ended June 30, 2025 from 5.32% for the three months ended June 30, 2024. The increase in the average yield on loans reflects the recent increases in the overall interest rate environment, even though the Federal Reserve Board acted to decrease the federal funds rate three times, a total of 100 basis points, in 2024. These increases in market interest rates have caused interest rates on the Bank’s adjustable-rate loans to adjust upward.

The average yield on investment securities increased by 48 basis points to 3.20% for the three months ended June 30, 2025, from 2.74% for the three months ended June 30, 2024, while the average balance of investment securities decreased $1.9 million to $10.5 million for the three months ended June 30, 2025, from $12.4 million for the three months ended June 30, 2024.

Interest income on other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $7,000, or 8.7%, for the three months ended June 30, 2025, due primarily to an decrease in the average balance of $434,000, or 7.3%, and an decrease in the average yield of 13 basis points to 5.56% for the three months ended June 30, 2025, from 5.70% for the three months ended June 30, 2024.

Interest Expense. Total interest expense decreased $37,000, or 5.6%, to $634,000 for the three months ended June 30, 2025, from $671,000 for the three months ended June 30, 2024. Interest expense on deposits decreased $5,000, or 1.1%, due primarily to a decrease of 11 basis points in the average cost of deposits to 1.48% for the three months ended June 30, 2025, from 1.59% for the three months ended June 30, 2024, which was partially offset by an increase of $7.2 million, or 6.1%, in the average balance of interest-bearing deposits to $124.2 million for the three months ended June 30, 2025, from $117.0 million for the three months ended June 30, 2024.

Interest expense on borrowings decreased $32,000, or 15.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was due to a $1.2 million decrease in the average balance outstanding, to $14.9 million for the three months ended June 30, 2025, from $16.2 million for the three months ended June 30, 2024, and a 46 basis point decrease in the weighted-average rate, to 4.62% for the three months ended June 30, 2025, from 5.08% for the three months ended June 30, 2024.

Net Interest Income. Net interest income increased $322,000, or 22.2%, to $1.8 million for the three months ended June 30, 2025, compared to $1.4 million for the three months ended June 30, 2024. The increase reflected an increase in the net interest margin to 4.16% for the three months ended June 30, 2025, from 3.51% for the three months ended June 30, 2024. The net interest margin was impacted by a series of market interest rate increases in the past several years, although in 2024 there were three decreases in the federal funds rate, totaling 100 basis points, by the Federal Reserve Board.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management recorded a provision for credit losses of $38,000 for the three-month period ended June 30, 2025, a decrease from $68,000 for the three months ended June 30, 2024. The allowance for credit losses was $962,000 at June 30, 2025 and $963,000 at September 30, 2024 and represented 0.66% and 0.65% of total loans at June 30, 2025 and September 30, 2024, respectively. The determination of the adequacy of the allowance for credit losses included consideration of the levels of nonperforming loans, delinquent loans and net charge-offs of loans in both periods.

Total nonperforming loans were $717,000 at June 30, 2025, compared to $386,000 at September 30, 2024. Classified loans totaled $717,000 at June 30, 2025, compared to $386,000 at September 30, 2024, and total loans past due 30 days and greater were $4.2 million and $1.3 million at those respective dates. Changes in residential real estate loans and agrigulcutral loans were responsible for the increase in non-performing, classified, and past due loans. As a percentage of nonperforming loans, the allowance for credit losses was 134.3% at June 30, 2025 compared to 249.7% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $94,000 for the three months ended June 30, 2025, a decrease of $105,000, or 52.8%, from $199,000 for the three months ended June 30, 2024. During the three months ended June 30, 2025, a decrease of $41,000, or 59.1%, in late charges and fees on loans, a $52,000, or 63.4%, decrease in service fees on deposits, and a $15,000 decrease in gain on sale of of foreclosed assets, were partially offset by a $9,000 increase in gain on sale of loans. The decrease in loan fee income was the result of a strategic decision to slow indirect auto loan originations. The decrease in deposit service fee income was a result of reduced income from debit card processing as a result of our conversion to a new core processor.

Noninterest Expense. Noninterest expense decreased $12,000, or 0.8%, to $1.4 million for the three months ended June 30, 2025, compared to $1.4 million for the three months ended June 30, 2024. The decrease was due primarily to a $45,000, or 70.3%, decrease in deposit account services expense, a $17,000, or 9.5%, decrease in data processing, a $13,000, or 10.3%, decrease in professional services and a $18,000, or 24.4%, decrease in loan expenses, which were partially offset by a $78,000, or 12.4%, increase salaries and employee benefits. The reason for the lower deposit account services expense is that, as stated above, since the conversion to the new core processor, our income from debit card processing as well as the corresponding expenses have been lower.

Income Taxes. Income taxes increased by $69,000, or 284.2%, to $94,000 for the three months ended June 30, 2025, compared to $24,000 for the three months ended June 30, 2024. The increase in the income tax provision was due primarily to a $258,000, or 152.8% increase in pretax income. The effective tax rates were 21.9% and 14.4% for the three months ended June 30, 2025 and 2024, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2025 and 2024

General. Net income for the nine months ended June 30, 2025, was $645,000, an increase of $198,000, or 44.3%, compared to $447,000 for the nine months ended June 30, 2024. The increase in net income was primarily due to a $806,000 increase in net interest income, which was partially offset by a $126,000 decrease in noninterest income, a $418,000 increase in noninterest expenses and a $66,000 increase in income taxes.

Interest Income. Interest income increased $1.1 million, or 18.4%, to $7.0 million for the nine months ended June 30, 2025 from the nine months ended June 30, 2024. This increase was attributable to a $1.1 million, or 19.8%, increase in interest on loans receivable, and a $27,000, or 12.1%, increase in interest on investment securities, which were partially offset by a $19,000, or 7.8%, decrease in interest on interest-earning deposits and other assets.

The average balance of loans increased by $13.7 million, or 9.7%, during the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, while the average yield on loans increased by 48 basis points to 5.63% for the three months ended June 30, 2025 from 5.15% for the three months ended June 30, 2024. The increase in the average yield on loans reflects the recent increases in the overall interest rate environment, even though the Federal Reserve Board acted to decrease the federal funds rate three times, a total of 100 basis points, in 2024.

The average yield on investment securities increased by 64 basis points to 3.07% for the nine months ended June 30, 2025, from 2.43% for the nine months ended June 30, 2024, while the average balance of investment securities decreased $1.4 million to $11.0 million for the nine months ended June 30, 2025, from the nine months ended June 30, 2024.

Interest income on other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $19,000, or 7.8%, for the nine months ended June 30, 2025, due primarily to a decrease in the average balance of $887,000, or 13.8%, which was partially offset by an increase in the average yield of 38 basis points to 5.43% for the nine months ended June 30, 2025, from 5.06% for the nine months ended June 30, 2024.

Interest Expense. Total interest expense increased $286,000, or 16.4%, to $2.0 million for the nine months ended June 30, 2025, from $1.7 million for the nine months ended June 30, 2024. Interest expense on deposits increased $101,000, or 8.2%, due primarily to an increase of three basis points in the average cost of deposits to 1.46% for the nine months ended June 30, 2025, from 1.43% for the nine months ended June 30, 2024, and an increase of $6.7 million, or 5.8%, in the average balance of interest-bearing deposits to $121.8 million for the nine months ended June 30, 2025, from $115.1 million for the nine months ended June 30, 2024.

Interest expense on borrowings increased $185,000, or 36.3%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase was due to a $5.2 million increase in the average balance outstanding, to $19.1 million for the nine months ended June 30, 2025, from $13.9 million for the nine months ended June 30, 2024, partially offset by a six basis point decrease in the weighted-average rate, to 4.86% for the nine months ended June 30, 2025, from 4.92% for the nine months ended June 30, 2024.

Net Interest Income. Net interest income increased $807,000, or 19.2%, to $5.0 million for the nine months ended June 30, 2025, compared to $4.2 million for the nine months ended June 30, 2024. The net interest margin was 3.88% for the nine months ended June 30, 2025, and 3.49% for the nine months ended June 30, 2024.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management recorded a provision for credit losses of $66,000 for the nine-month period ended June 30, 2025, a decrease of $2,000, or 2.9% from the $68,000 provision for the nine months ended June 30, 2024. The allowance for credit losses was $962,000 at June 30, 2025 and $963,000 at September 30, 2024 and represented 0.66% and 0.65% of total loans at June 30, 2025 and September 30, 2024, respectively. The determination of the adequacy of the allowance for credit losses included consideration of the levels of nonperforming loans, delinquent loans and net charge-offs of loans in both periods.

Total nonperforming loans were $717,000 at June 30, 2025, compared to $386,000 at September 30, 2024. Classified loans totaled $717,000 at June 30, 2025, compared to $482,000 at September 30, 2024, and total loans past due 30 days or greater were $4.2 million and $1.3 million at those respective dates. Changes in residential real estate loans and agrigulcutral loans were responsible for the increase in non-performing, classified, and past due loans. $1.3 million of the loans past due 30 days or greater were at 30 days past due as of June 30, 2025. The send dates for the statements have been adjusted and delinquencies are declining. As a percentage of nonperforming loans, the allowance for credit losses was 134.3% at June 30, 2025 compared to 249.7% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $388,000 for the nine months ended June 30, 2025, a decrease of $126,000, or 24.5%, from $514,000 for the nine months ended June 30, 2024. During the nine months ended June 30, 2025, a decrease of $61,000, or 40.2%, in late charges and fees on loans, a $65,000, or 26.6%, decrease in service fees on deposits, and a $14,000 decrease in gain on sale of foreclosed assets were partially offset by a $12,000 gain on sale of loans. The decrease in loan fee income was the result of a strategic decision to slow indirect auto loan originations. The decreas in deposit service fee income was a result of reduced income from debit card processing as a result of our conversion to a new core processor.

Noninterest Expense. Noninterest expense increased $418,000, or 10.2%, to $4.5 million for the nine months ended June 30, 2025, compared to $4.1 million for the nine months ended June 30, 2024. The increase was due primarily to a $255,000, or 55.7%, increase in data processing, a $74,000, or 4.0%, increase in salaries and employee benefits, a $53,000, or 15.1%, in professional services and a $51,000, or 15.2%, increase in other expense.

The increase in data processing was due primarily to the $223,000 conversion charge incurred during the period as a result of our conversion to a new core data processor in February 2025 in order to offer improved products and services to aid growth. In the prior fiscal year we received a rebate in the amount of $160,000 to help offset the cost of the conversion. The increase salaries and employee benefits was primarilily due to the establishment of the stock compensation plans. The increase in professional services was due primarily to additional legal and related expenses in connection with the establishment and approval of the stock compensation plans, along with an increase in audit and related expenses. The increase in other expense was due primarily to a $26,000 penalty incurred on the early redemption of brokered deposits, which was done in order to reduce the effective cost of deposits.

Income Taxes. Income taxes increased by $66,000, or 63.2%, to $171,000 for the nine months ended June 30, 2025, compared to $105,000 for the nine months ended June 30, 2024. The increase in the income tax provision was due primarily to a $264,000, or 47.9% increase in pretax income. The effective tax rates were 20.9% and 18.9% for the nine months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2025, we had $11.0 million of outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At June 30, 2025, we had the capacity to borrow an additional $33.2 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2025 and 2024, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $11.0 and $10.0 million, respectively.  The Bank had no borrowings drawn on this line at June 30, 2025, and had $7.0 million drawn on this line at June 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the financial statements beginning on page 5 of this Form 10-Q.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2025, Mercer Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.”  For further information, see Note 4 of the notes to the financial statements included as Part I, item 1 of this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended June 30, 2025.

			Total Number of	Maximum Number of
			Shares (or Units)	(Shares or Units)
	Total Number of	Weighted Average	Purchased as Part of a	that May Yet Be
	Shares (or Units)	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

April 1 to April 30, 2025	—	—	—	85,300
May 1 to May 31, 2025	10,000	$14.66	10,000	75,300
June 1 to June 30, 2025	—	—	—	75,300

On December 18, 2024, the Company announced that it had adopted and received regulatory non-objection to a stock repurchase program. Pursuant to the program, the Company may repurchase up to 102,297 shares of its common stock, which represented approximately 10% of the Company’s outstanding common shares at the time of adoption. As of June 30, 2025, the Company had repurchased 26,997 shares for a total purchase price of $386,000. The repurchase program has no expiration date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2025 none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

MERCER BANCORP, INC.

Date: August 14, 2025	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: August 14, 2025	/s/Sherman E. Crum
Sherman E. Crum
Principal Financial Officer