Form 10-K
period 2025-09-30
Mercer Bancorp, Inc.
filed 2025-12-19
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $14.2 million.

The number of shares of Registrant’s common stock outstanding as of December 18, 2025 was 1,027,135.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Cl
Auditor Firm Id:	PCAOB ID 539	Auditor Name:	Clark, Schaefer, Hacket & Co.	Auditor Location:	Cincinnati, Ohio

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary policy;
●	conditions affecting our local agricultural industry, such as adverse weather conditions and the impact of government regulations, including changes in price supports, tariffs on agricultural products, trade agreements, subsidies and environmental regulations, any of which may affect the ability of our agricultural customers to repay their loans and lead to reduced consumer spending, lower economic growth, and decreased demand for our products;
●	changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits, including the percentage of uninsured deposits in our portfolio;

●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies, including our ability to introduce new products and services, enter new markets and capitalize on growth opportunities, and successfully integrate any acquired assets, liabilities, customers, systems and personnel;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	including our ability to introduce new products and services, enter new markets and capitalize on growth opportunities, and successfully integrate any acquired assets, liabilities, customers, systems and personnel;

●	our ability to retain key employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	public health emergencies, including the COVID-19 pandemic.

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

As of September 30, 2025, the Company had consolidated total assets of $176.2 million, total deposits of $144.0 million and stockholders’ equity of $24.6 million. Since its incorporation, Mercer Bancorp’s primary business activities have included holding the common stock of the Bank, contributions to the Mercer Savings Charitable Foundation, Inc., retaining approximately 50.0% of the net proceeds of our initial stock offering, and making a loan to the Bank’s Employee Stock Ownership Plan.

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

As of September 30, 2025, we had 38 employees, including 31 full-time employees.

The Bank’s main office is located at 1100 Irmscher Blvd, Celina, Ohio 45822, and its telephone number at that address is (419) 586-5158. Our website address is www.mercersavings.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Market Area

We consider our primary market area for loan originations and deposit gathering to be Mercer and Darke Counties in western Ohio and contiguous areas, including Adams and Jay Counties in eastern Indiana. We conduct our business through four branch offices in rural communities in western Ohio and two branch offices in eastern Indiana. We have two branch offices in Celina, Ohio, which is the county seat of Mercer County, as well as one office in Fort Recovery, Ohio, and one office in Greenville, Ohio, which is the county seat of adjacent Darke County. We also expanded our geographic footprint and established a fifth branch office during 2025 in Berne, Adams County, in eastern Indiana, where we are an active lender. We believe this branch location will expand our access to customers and core deposits in that part of our market area. Also, we have added a mobile branch which will primarily offer deposit services in our eastern Indiana market area. In addition to our branch network, we offer online and mobile banking.

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

According to published statistics, the 2025 estimated population of Mercer and Darke Counties is 42,400 and 51,492, respectively. Additionally, the 2025 estimated population of Adams and Jay Counties is 36,699 and 20,501, respectively. Estimated 2025 median household income is $78,036 for Mercer County and $64,654 for Darke County, compared to $66,990 statewide and $83,770 nationwide. Estimated 2025 median household income is $86,279 for Adams County and $53,600 for Jay County. The September 2025 unemployment rate for Mercer County was 3.6% and 3.8% for Darke County, compared to 4.9% statewide and 4.3% nationwide. The September 2024 unemployment rate for Mercer County was 3.1% and 3.8% for Darke County, compared to 4.5% statewide and 4.1% nationwide. The September 2025 unemployment rate for Adams County was 3.8% and 3.7% for Jay County, compared to 3.6% statewide and 4.3% nationwide. The September 2024 unemployment rate for Adams County was 3.5% and 3.8% for Jay County, compared to 4.3% statewide and 4.1% nationwide.

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2025 (the most recent date for which FDIC data is publicly available), we were ranked fifth among the nine FDIC-insured financial institutions with offices in Mercer County, with a market share of deposits of 5.60%, and tenth among the eleven FDIC-insured financial institutions with offices in Darke County, with a market share of deposits of 1.58%.

Lending Activities

General. Loans are our primary interest-earning asset. At September 30, 2025, net loans, excluding loans held for sale, represented 80.8% of our total assets. Our loan portfolio consists predominantly of residential mortgage loans secured by one- to four-family residential properties in our primary market area. At September 30, 2025, one- to four-family residential mortgages represented 54.7% of our total loan portfolio. We also have significant experience in originating agricultural real estate loans secured by farmland. At September 30, 2025, agricultural real estate loans represented 32.2% of our total loan portfolio. To a lesser extent, we also originate multifamily real estate loans, commercial real estate loans, construction and land loans, home equity lines of credit, commercial and industrial loans, and consumer loans. In January 2023, we began implementing an indirect automobile lending program. At September 30, 2025, $4.1 million, or 2.8% of our total loan portfolio, consisted of indirect automobile loans held for investment and we had an additional $8.1 million of automobile loans held for sale.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Loan balances exclude loans held for sale, which totaled $8.1 million and $10.5 million at September 30, 2025 and September 30, 2024, respectively.

	At September 30,

	2025		2024
	Amount	Percent	Amount	Percent

Real estate loans:
Residential	$78,774,355	54.7%	$73,285,469	49.3%
Multifamily	1,204,664	0.8	1,259,640	0.8
Agricultural	46,317,040	32.2	53,523,748	36.0
Commercial	2,326,429	1.6	2,453,082	1.6
Construction and land	4,264,994	3.0	6,024,429	4.1
Home equity lines of credit	4,771,614	3.3	4,959,058	3.3
Commercial and industrial loans	1,233,406	0.9	1,666,188	1.1
Consumer loans	5,085,548	3.5	5,518,844	3.7
Total	143,978,050	100.0%	148,690,458	100.0%

Less:
Undisbursed loans in process	415,915		2,309,368
Net deferred loan fees	304,570		339,455
Allowance for credit losses	960,307		963,268
Loans, net	$142,297,258		$145,078,367

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Real Estate
					Construction		Commercial
	Residential	Multifamily	Agricultural	Commercial	and Land	HELOC	Industrial	Consumer	Total

Due During the Years Ending September 30,
2026	$19,975	$—	$3,229	$—	$522,052	$60,067	$152,909	$58,568	$816,800
2027 to 2030	748,848	—	-	-	21,899	1,075,654	837,174	3,738,789	6,422,364
2031 to 2040	22,430,751	275,095	3,054,252	408,857	826,597	2,141,337	243,323	1,288,191	30,668,403
2041 and beyond	55,574,781	929,569	43,259,559	1,917,572	2,894,446	1,494,556	-	-	106,070,483
Total Loans	$78,774,355	$1,204,664	$46,317,040	$2,326,429	$4,264,994	$4,771,614	$1,233,406	$5,085,548	$143,978,050

The following table sets forth our fixed and adjustable-rate loans at September 30, 2025 that are contractually due after September 30, 2026.

	Due After September 30, 2026
	Fixed	Adjustable	Total

Real estate loans:
Residential	$37,479,857	$41,274,523	$78,754,380
Multifamily	1,038,624	166,040	1,204,664
Agricultural	2,618,542	43,695,269	46,313,811
Commercial	328,949	1,997,480	2,326,429
Construction and land	265,265	3,477,677	3,742,942
Home equity lines of credit (HELOC)	—	4,711,547	4,711,547
Commercial and industrial	381,616	698,881	1,080,497
Consumer	5,026,980	—	5,026,980
Total	$47,139,833	$96,021,417	$143,161,250

Residential Mortgage Lending. At September 30, 2025, we had $78.8 million of loans secured by one- to four-family residential real estate, representing 54.7% of total loans. Our one- to four-family residential real estate loans are generally secured by owner-occupied properties located in our primary market area, for which we are generally in the first lien position.

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

Agricultural Real Estate Loans. At September 30, 2025, we had $46.3 million in agricultural real estate loans, representing 32.2% of total loans. These loans are generally secured by owner-occupied farmland located in our primary market area.

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

Indirect Automobile and Other Consumer Loans. At September 30, 2025, consumer loans were $5.1 million, or 3.5% of total loans. Our consumer loans are primarily secured by motor vehicles. Consumer loans may have fixed or adjustable interest rates and terms up to seven years, depending on the type of collateral and creditworthiness of the borrower, with loan-to-value ratios up to 110%.

In January 2023, we began implementing an indirect automobile lending program, in which loan applications are referred to us by car dealerships, and intend to prudently grow this segment of our loan portfolio. Automobile loans generally have higher yields than one to-four family real estate loans and shorter maturities, which can help manage interest rate risk. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We also intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. No sales occurred during the years ended September 30, 2025 and 2024. Efforts to market indirect auto loan pools to investor banks are currently anticipated to begin in the second calendar quarter of 2026.

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

Construction and Land Loans. At September 30, 2025, we had $4.3 million in construction and land loans, representing 3.0% of our total loan portfolio. We make residential construction loans primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We generally do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated, although we may consider such loans. Our residential construction loans are underwritten to the same guidelines as permanent residential mortgage loans. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development.

We may also make commercial construction loans, which are underwritten to the same guidelines as commercial mortgage loans. At September 30, 2025, we had commercial construction loans, primarily secured by agricultural real estate, with an aggregate balance of $965,000.

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

Multifamily and Commercial Real Estate Loans. Historically, we have not emphasized commercial real estate and multifamily lending, as our market area does not provide significant opportunities for the origination of these types of loans. At September 30, 2025, we had $1.2 million in multifamily real estate loans, representing 0.8% of our total loans, and $2.3 million in commercial real estate loans, representing 1.6% of total loans. Our multifamily real estate loans are generally secured by properties with five or more residential units located in our primary market area. Our commercial real estate loans are generally secured primarily by owner-occupied properties in our primary market area, including retail store fronts and a golf course.

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

Home Equity Lines of Credit. We offer home equity lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At September 30, 2025, the outstanding balance of home equity lines of credit was $4.8 million, or 3.3% of total loans. The loan to value ratio is generally up to 90% if we have the first lien on the collateral property, or 80% if we do not. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

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

Commercial and Industrial Loans. Historically, we have not emphasized commercial business lending. At September 30, 2025, commercial and industrial loans were $1.2 million, or 0.9% of total loans. Our commercial and industrial loans include both term loans and lines of credit made with either fixed or adjustable interest rates. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 70% of the value of the collateral securing the loan. At September 30, 2025, our commercial business loans also included a $382,000 participation in a pool of loans made to healthcare providers through Bankers Healthcare Group.

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

We generally retain the loans that we originate in our portfolio. However, in recent years, subject to market conditions and periodic review of our asset/liability management needs, we have determined to sell certain conforming, fixed-rate residential mortgages with longer terms to the Federal Home Loan Bank upon origination, with servicing rights retained, to help limit our interest rate risk exposure and generate fee income. Federal Home Loan Bank secondary market guidelines include limits as to loan amount, property type and size, and other parameters. We have generally been successful in selling selected conforming loans. We sold $1.9 million of residential loans held for sale and recognized gains on sale of loans of $26,924 during the year ended September 30, 2025. We did not originate any residential real estate loans for sale and did not sell any loans during the year ended September 30, 2024. Additionally, we began originating indirect automobile loans during 2023, and we intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. We did not sell any indirect automobile loans during the years ended September 30, 2025, and 2024. Loans held for sale were comprised solely of indirect auto loans. Efforts to market indirect auto loan pools to investor banks are currently anticipated to begin in the second calendar quarter of 2026.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Mercer Savings Bank’s unimpaired capital and surplus. For us, this limit was $3.6 million as of September 30, 2025. Such limit may be increased to 25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans. At September 30, 2025, our largest credit relationship with one borrower consisted of 2 loans with an aggregate outstanding balance of $1.3 million, secured by farmland. At September 30, 2025, these loans were performing according to their original terms.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At September 30, 2025 and 2024, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modifications Made to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At September 30, 2025 and 2024, we had no loans modified for borrowers experiencing financial difficulties.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At September 30,
	2025			2024
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due

Real estate loans:
Residential	$575,867	$220,713	$581,873	$498,008	$184,393	$269,206
Multifamily	—	—	—	—	—	—
Agricultural	—	156,881	690,990	—	—	—
Commercial	—	—	—	—	—	—
Construction and land	—	—	46,695	—	—	50,782
Home equity lines of credit	—	—	—	74,969	—	—
Commercial and industrial loans	24,814	—	—	3,516	—	17,431
Consumer loans	21,247	—	29,200	113,123	—	48,357
Total	$621,928	$377,594	$1,348,758	$689,616	$184,393	$385,776

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including modifications to borrowers experiencing financial difficulty on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. We had no modifications to borrowers experiencing financial difficulty at September 30, 2025 or September 30, 2024. We had no loans in the process of foreclosure at September 30, 2025.

	At September 30,
	2025	2024

Non-performing loans:
Real estate loans:
Residential	$465,441	$269,206
Multifamily	—	—
Agricultural	250,092	—
Commercial	—	—
Construction and land	—	50,782
Home equity lines of credit	—	—
Commercial and industrial loans	—	17,431
Consumer loans	—	21,841
Total non-performing loans	715,533	359,260

Loans past due greater than 90 days and accruing
Residential	116,431	—
Agricultural	440,598	—
Construction and land	46,695	—
Consumer loans	29,200	26,516
Total greater than 90 days and still accruing	632,924	26,516

Foreclosed assets	—	—

Total non-performing assets	$1,348,457	$385,776

Total non-performing loans to total loans	0.94%	0.26%
Total non- performing loans to total assets	0.77%	0.21%
Total non-performing assets to total assets	0.77%	0.21%

Total loans	143,978,050	148,690,458
Total assets	176,171,657	181,748,216

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

The table below sets forth our classified loans at the dates indicated.

	At September 30,
	2025	2024

Substandard loans	$715,533	$359,260
Doubtful loans	—	—
Loss loans	—	—
Total classified assets	$715,533	$359,260

Special mention assets	$—	$—
Foreclosed real estate	—	—

Other Loans of Concern. At September 30, 2025, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

	At or For the Year
	Ended
	September 30,
	2025	2024

Allowance for credit losses at beginning of period	$963,268	$934,331
Provision for credit losses	66,000	63,000
Charge-offs:
Real estate loans:
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans	(157,188)	(66,864)
Total charge-offs	(157,188)	(66,864)

Recoveries:
Real estate loans:
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans	88,227	801
Total recoveries	88,227	801

Net charge-offs	(68,961)	(66,063)

Effect of adoption of ASC 326	—	32,000

Allowance at end of period	$960,307	$963,268

Allowance for credit losses to total loans outstanding at end of period	0.67%	0.65%
Nonperforming loans to total loans outstanding at end of period	0.50%	0.26%
Allowance for credit losses to nonperforming loans at end of period	134.21%	249.70%
Net charge-offs to average loans outstanding during period	0.01%	0.05%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

For the Year Ended
September 30,
	2025	2024
Net charge-offs to average loans outstanding during the period:
Real estate loans:
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Commercial	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Commercial and industrial loans	—	—
Consumer loans	0.45%	1.21%

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

	At September 30,
	2025			2024
		Percent of
		Allowance	Percent of		Percent of
		in	Loans in		Allowance	Percent of
		Category	Category		in	Loans in
	Allowance	to	to	Allowance	Category	Category
	for Credit	Total	Total	for Credit	to Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

Real estate loans:
Residential	$745,709	77.7%	54.7%	$691,852	71.8%	49.3%
Multifamily	2,409	0.3	0.8	2,525	0.3	0.8
Agricultural	92,634	9.6	32.2	107,284	11.1	36.0
Commercial	4,653	0.5	1.6	4,917	0.5	1.6
Construction and land	8,530	0.9	3.0	92,660	9.6	4.1
Home equity lines of credit	14,315	1.6	3.3	14,910	1.5	3.3
Commercial and industrial loans	2,453	0.3	0.9	3,314	0.3	1.1
Consumer loans	89,604	9.3	3.5	45,806	4.8	3.7
Total allowance on loans	960,307	100.0%	100.0%	963,268	100.0%	100.0%
Off Balance Sheet Commitments	5,000			5,000
Total	$965,307			$968,268

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

At September 30, 2025, our investment portfolio consisted of U.S. Government agency securities and mortgage backed securities issued by U.S. government-sponsored enterprises, and municipal securities. At September 30, 2025, we also owned $1.2 million of Federal Home Loan Bank of Cincinnati stock. As a member of Federal Home Loan Bank of Cincinnati, we are required to purchase stock in the Federal Home Loan Bank of Cincinnati, which is carried at cost and classified as a restricted investment.

The following table sets forth the maturities and weighted average yields of debt securities not carried at fair value through earnings as of September 30, 2025 and September 30, 2024. Weighted average yields are as of the period end. Tax-equivalent yield is presented for tax-exempt municipal securities.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

September 30, 2025

Held-to-maturity:
Mortgage-backed GSEs	$2,034	2.41%	$12,849	3.27%	$—	—%	$52,840	5.41%

Available-for-sale:
U.S. Government Agencies	$1,000,000	3.00%	$1,000,000	3.93%	$476,121	5.16%	$—	—%
Mortgage-backed GSEs	—	—%	74,276	1.96%	810,646	2.02%	3,099,752	3.17%
State and political subdivisions	—	—%	—	—%	856,823	2.26%	2,831,971	2.97%
	1,000,000	3.00%	1,074,276	3.79%	2,143,590	2.85%	5,931,723	3.07%

September 30, 2024

Held-to-maturity:
Mortgage-backed GSEs	$—	0.00%	$10,838	2.26%	$18,175	3.20%	$63,828	5.56%

Available-for-sale:
U.S. Government Agencies	1,000,288	0.28%	2,000,000	3.44%	473,171	5.16%	—	—%
Mortgage-backed GSEs	—	—%	118,948	1.98%	—	—%	4,516,927	1.88%
State and political subdivisions	—	—%	—	—%	—	—%	3,421,238	3.07%
	1,000,288	0.28%	2,118,948	3.36%	473,171	5.16%	7,938,165	3.05%

The weighted-average yields were calculated by multiplying each amortized cost by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are calculated on a fully tax equivalent basis.

For additional information regarding our investment securities portfolio, see Note 4 of the notes to financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

The following table sets forth the distribution of average total deposits by account type at the dates indicated.

	At September 30,
	2025			2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$14,930	10.8%	0.00%	$14,282	10.9%	0.00%
Interest-bearing demand deposits	30,116	21.8	0.03	38,215	29.3	0.03
Savings deposits	48,598	35.2	0.71	38,257	29.3	0.62
Certificates of deposit	44,476	32.2	3.46	39,714	30.4	3.74
Total	$138,120	100.00%	1.33%	$130,468	100.00%	1.33%

We consider our core deposits to include savings accounts, money market accounts, other savings deposits and checking accounts. Core deposits totaled $93.7 million, or 65.1% of total deposits, at September 30, 2025.

As of September 30, 2025 and September 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $27.9 million and $25.0 million, respectively. In addition, as of September 30, 2025, the aggregate amount of all our uninsured certificates of deposit was $738,000. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth our uninsured time deposits at September 30, 2025 by time remaining until maturity.

At September 30, 2025
(In thousands)
Maturity Period:
Three months or less	$195
Over three through six months	386
Over six through twelve months	73
Over twelve months	84
Total	$738

Borrowings. We may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2025, we had $6.0 million in outstanding advances from the Federal Home Loan Bank of Cincinnati. At September 30, 2025, based on available collateral and our ownership of Federal Home Loan Bank of Cincinnati common stock, we had access to up to $41.3 million of advances from the Federal Home Loan Bank of Cincinnati. At September 30, 2025, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $11.0 million. The Bank had $2.0 million drawn on this line at September 30, 2025. This additional borrowing is considered a cash management advance and is included in the total outstanding advance amount of $6 million.

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

The Bank was considered “well capitalized” for regulatory capital purposes as of September 30, 2025.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to revise the regulations implementing the CRA. Under the final rule, banks with total assets of less than $600 million as of December 31 in either of the prior two calendar years, such as the Bank, have the option to maintain the current CRA evaluation framework, referred to in the final rule as the “Small Bank Lending Test,” or opt into a new “Retail Lending Test.” The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The new CRA regulations have been subject to litigation. On July 16, 2025, the agencies issued a joint notice of proposed rulemaking to rescind the CRA final rule issued in October 2023 and reinstate the CRA framework that existed prior to the October 2023 final rule.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. The Bank complied with this requirement at September 30, 2025. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At September 30, 2025, no impairment has been recognized.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At September 30, 2025, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At September 30, 2025, we had no net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At September 30, 2025, we had no capital loss carryovers.

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

Item 2. Properties

At September 30, 2025, the net book value of our properties (including furniture, fixtures and equipment) was $5.2 million. We conduct our operations from our main office in Celina, Ohio, three branch offices in Celina, Fort Recovery and Greenville, Ohio, and one branch office in Berne in eastern Indiana. We own all of our branch office properties.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2025, we were not involved in any legal proceedings which we believe would have a material adverse effect on our financial condition or results of operations.

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

The following table sets forth the quarterly high and low prices for a share of the Company’s common stock for fiscal year 2025 and 2024. The information was obtained from the OTCQB Market. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Market Value of Common Stock
	High	Low
Quarter Ended December 31, 2024	$14.15	$12.65
Quarter Ended March 31, 2025	14.64	13.70
Quarter Ended June 30, 2025	17.99	13.00
Quarter Ended September 30, 2025	15.50	14.60

Quarter Ended December 31, 2023	$13.92	$13.06
Quarter Ended March 31, 2024	13.70	13.20
Quarter Ended June 30, 2024	13.40	12.80
Quarter Ended September 30, 2024	13.45	11.63

Mercer Bancorp currently does not anticipate paying a dividend to its stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions.

Common Stock Repurchases

On December 18, 2024, the Company announced that it had adopted and received regulatory non-objection to a stock repurchase program. Pursuant to the program, the Company may repurchase up to 102,297 shares of its common stock, which represented approximately 10% of the Company’s outstanding common shares at the time of adoption. As of September 30, 2025, the Company had repurchased 26,997 shares for a total purchase price of $386,000. There were no repurchases during the quarter ended September 30, 2025. The repurchase program has no expiration date.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans and agricultural real estate loans for retention in our loan portfolio. We are primarily a residential mortgage lender for borrowers in our primary market area. At September 30, 2025, $78.8 million, or 54.7% of our total loan portfolio, consisted of residential mortgage loans. Additionally, given the rural economy of our market area, agricultural real estate loans also comprise a significant portion of our loan portfolio. At September 30, 2025, $46.3 million, or 32.2% of our total loan portfolio, consisted of agricultural real estate loans. We have significant experience in these areas and expect that residential mortgage and agricultural real estate lending will remain our primary lending activities following the conversion and stock offering.
●	Grow and diversify our loan portfolio prudently by implementing an indirect automobile lending program and enhance fee income through the pooling and sale of such loans. Although we intend to continue our historical focus on the origination of residential mortgage and agricultural real estate loans, in January 2023, we began implementing an indirect automobile lending program. We originate indirect automobile loans from car dealerships located in western and southeastern Ohio and eastern Indiana. At September 30, 2025, $4.4 million, or 3.1% of our total loan portfolio, consisted of indirect automobile loans held for investment and we had an additional $8.1 million of automobile loans held for sale. We intend to prudently increase our originations of consumer automobile loans in order to diversify our loan portfolio, increase yield and manage interest rate risk. We also intend to pool and sell to investors some of the automobile loans that we originate to enhance fee income. During the year ended September 30, 2025, we did not sell any indirect automobile loans. Efforts to market indirect auto loan pools to investor banks are currently anticipated to begin in the second calendar quarter of 2026.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2025, our nonperforming loans totaled $1.3 million, or 0.94% of total loans.
●	Continue efforts to gain deposit market share and grow our low-cost “core” deposit base. We consider our core deposits to include savings accounts, money market accounts, other savings deposits and checking accounts. Core deposits provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. We will continue our efforts to increase our core deposits through customer service, products and services offered, and customer accessibility via both traditional branches and digital platforms. Core deposits totaled $93.7 million, or 65.1% of total deposits, at September 30, 2025.
●	Expand our market area and access to customers through organic growth and de novo branching, while also considering opportunistic acquisitions. We intend to grow our balance sheet organically on a managed basis. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing new (“de novo”) branch offices or acquiring other financial institutions or branch offices. We constructed a fifth branch in Berne, Adams County, in Indiana in 2025. We believe this de novo branch will expand our access to customers and core deposits in that part of our market area. In addition, we have added a mobile branch which will primarily offer deposit services at scheduled locations.

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

The allowance for credit losses is evaluated following the accounting guidance in Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326) for the fiscal year ended September 30, 2025. ASC 326 replaced the incurred loss impairment methodology with a new current expected credit loss (CECL) methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an estimate of all expected credit losses for loans based on historical experience, current conditions, and reasonable and supportable forecasts.

Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Comparison of Financial Condition at September 30, 2025 and September 30, 2024

Total Assets. Total assets were $176.2 million at September 30, 2025, a decrease of $5.6 million, or 3.1%, from September 30, 2024. The decrease was primarily comprised of a decrease in loans and loans held for sale of $5.3 million, a decrease in investment securities of $1.5 million, a decrease in FHLB stock of $664,000, and a decrease in cash and cash equivalents of $534,000, which were partially offset by an increase in premises and equipment of $2.4 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $534,000, or 9.1%, to $5.4 million at September 30, 2025 from $5.9 million at September 30, 2024. During the year ended September 30, 2025, we used excess liquidity to pay down our Federal Home Loan Bank borrowings

Investment Securities. Investment securities available for sale and held to maturity decreased $1.5 million, or 13.3%, to $9.7 million at September 30, 2025, from $11.2 million at September 30, 2024. The decrease was primarily comprised of sales, calls, maturities and repayments of $1.7 million, partially offset by purchases of $277,000.

The yield on investment securities was 3.10% for the year ended September 30, 2025, compared to 2.55% for the year ended September 30, 2024, reflecting the recent increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale decreased to $8.1 million at September 30, 2025 compared to $10.5 million at September 30, 2024. The decrease was due primarily to paydowns. During fiscal 2023, management established an indirect automobile lending program and began to originate auto loans both for sale and for investment. Loans held for sale consisted solely of automobile loans at September 30, 2025. No sales of auto loans occurred during the year ended September 30, 2025 or 2024. Efforts to market indirect auto loan pools to investor banks are currently anticipated to begin in the second calendar quarter of 2026.

Net Loans. Net loans decreased by $2.8 million, or 1.9%, to $142.3 million at September 30, 2025 from $145.1 million at September 30, 2024. During the year ended September 30, 2025, loan originations totaled $27.5 million, comprised primarily of $4.9 million secured by agricultural real estate, $17.0 million of loans secured by one- to four-family residential real estate and $2.8 million of construction loans. The growth in agricultural real estate was in the normal course of business. Consumer loans originated totaled $2.5 million, the majority of which were automobile loans. Management designated $609,000 of these auto loans originated during the year ended September 30, 2025 as held for sale and $1.6 million were held in the portfolio.

During the year ended September 30, 2025, residential real estate loans increased $5.5 million, or 7.5%, to $78.8 million at September 30, 2025, from $73.3 million at September 30, 2024. Agricultural real estate loans decreased $7.2 million, or 13.5%, to a total of $46.3 million at September 30, 2025 and construction and land loans decreased $1.8 million, or 29.2%, to $4.3 million at September 30, 2025 while consumer loans decreased $433,000, or 7.9%, to $5.1 million at September 30, 2025, as repayments outpaced originations.

Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and indirect automobile loans.

Deposits. Deposits increased by $9.4 million, or 7.0%, to $144.0 million at September 30, 2025 from $134.6 million at September 30, 2024. Core deposits increased $2.0 million, or 2.2%, to $93.7 million at September 30, 2025 from $91.7 million at September 30, 2024. Certificates of deposit increased $7.4 million, or 17.3%, to $50.3 million at September 30, 2025 from $42.9 million at September 30, 2024. The increase in certificates of deposit was primarily a result of a $9.7 million increase in brokered deposits year-to-year.

During the year ended September 30, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $6.0 million at September 30, 2025, a decrease of $16.0 million, or 72.7%, from the $22.0 million balance at September 30, 2024. Maturing advances were repaid primarily from proceeds from the growth in deposits, as well as the maturities of investment securities and repayments on loans. Advances totaling $6.0 million are scheduled to mature within one year from September 30, 2025.

Shareholders’ Equity. Shareholders’ equity increased $659,000, or 2.8%, to $24.6 million at September 30, 2025, from $24.0 million at September 30, 2024. The increase resulted primarily from net income of $972,000 which was partly offset by a $386,000 repurchase of common stock, and an additional $67,000 of accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended September 30, 2025 and 2024

General. Net income for the year ended September 30, 2025 was $972,000, an increase of $280,000, or 40.4%, compared to $693,000 for the year ended September 30, 2024. The increase in net income was primarily due to a $1.1 million increase in net interest income, partially offset by a $341,000 decrease in noninterest income, a $376,000 increase in noninterest expenses, and a $90,000 increase in provision for income taxes.

Interest Income. Interest income increased $1.2 million, or 14.4%, to $9.4 million for the year ended September 30, 2025 from $8.2 million for the year ended September 30, 2024. This increase was attributable to a $1.2 million, or 16.0%, increase in interest on loans receivable and a $23,000, or 7.3%, increase in interest on investment securities, partially offset by a $53,000, or 15.4%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the year ended September 30, 2025 increased by $9.9 million, or 6.8%, from the balance for the year ended September 30, 2024, while the average yield on loans increased by 45 basis points to 5.70% for the year ended September 30, 2025 from 5.25% for the year ended September 30, 2024. The increase in average yield on loans reflects the increase in the overall interest rate environment year to year. As interest rates began to increase during the Bank’s fiscal 2025 year, the interest rates on the Bank’s adjustable-rate loans have adjusted upward. More recently, however, the Federal Reserve has begun implementing rate cuts.

The average balance of investment securities decreased $1.5 million, or 11.8%, to $10.9 million for the year ended September 30, 2025 compared to the year ended September 30, 2024, while the average yield on investment securities increased by 55 basis points to 3.10% for the year ended September 30, 2025 from 2.55% for the year ended September 30, 2024.

Interest income on other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $53,000, or 15.4%, for the year ended September 30, 2025, due to a decrease in the average balance of $2.5 million, partially offset by an increase in the average yield of 183 basis points, to 7.00% for the year ended September 30, 2025 from 5.17% for the year ended September 30, 2024. The increase in average yield was due to the increase in interest rates in the overall economy during the periods.

Interest Expense. Total interest expense increased $103,000, or 4.1%, to $2.6 million for the year ended September 30, 2025 from $2.5 million for the year ended September 30, 2024. Interest expense on deposits increased $112,000, or 6.5%, due primarily to an increase of one basis point in the average cost of deposits to 1.50% for the year ended September 30, 2025 from 1.49% for the year ended September 30, 2024, and an increase of $7.0 million, or 6.0%, in the average balance of interest-bearing deposits to $123.2 million for the year ended September 30, 2025 from $116.2 million for the year ended September 30, 2024.

Interest expense on borrowings decreased $9,000, or 1.1%, for the year ended September 30, 2025, compared to the year ended September 30, 2024. The decrease was due to a 32 basis point decrease in the weighted-average rate, to 4.79% for the year ended September 30, 2025, partially offset by an $866,000 increase in the average balance outstanding, to $16.5 million for the year ended September 30, 2025 from $15.7 million for the year ended September 30, 2024.

Net Interest Income. Net interest income increased $1.1 million, or 19.0%, to $6.8 million for the year ended September 30, 2025 compared to $5.7 million for the year ended September 30, 2024. The interest rate spread increased to 3.67% for the year ended September 30, 2025 from 3.12% for the year ended September 30, 2024. Our net interest margin increased to 4.01% for the year ended September 30, 2025 from 3.49% for the year ended September 30, 2024. The interest rate spread and net interest margin were impacted by a series of interest rate decreases in the economy during 2025 and 2024.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” management determined that a $66,000 provision for credit losses was required for the year ended September 30, 2025, a decrease of $2,000 from the year ended September 30, 2024. The allowance for credit losses on loans was $960,000 at September 30, 2025 and $963,000 at September 30, 2024 and represented 0.67% of total loans at September 30, 2025, and 0.65% of total loans at September 30, 2024.

Total nonperforming loans were $1.3 million at September 30, 2025, compared to $386,000 at September 30, 2024. Classified loans totaled $737,000 at September 30, 2025, compared to $482,000 at September 30, 2024, and total loans past due greater than 30 days were $2.3 million at September 30, 2025 and $1.3 million at September 30, 2024. each of those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 134.2% at September 30, 2025 compared to 249.6% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $505,000 for the year ended September 30, 2025, a decrease of $341,000, or 40.3%, from $846,000 for the year ended September 30, 2024. The decrease was due primarily to a non-recurring $160,000 incentive which had been received for switching to Mastercard as the Bank’s credit and debit card provider during fiscal 2024, a $97,000 decrease in service fees on deposits, and a decrease of $85,000 in late fees on loans.

Noninterest Expense. Noninterest expense increased $376,000, or 6.7%, to $6.0 million for the year ended September 30, 2025, compared to $5.6 million for the year ended September 30, 2024. The increase was due primarily to a $210,000, or 32.6%, increase in data processing fees, a $189,000, or 7.5%, increase in salaries and employee benefits, and a $50,000, or 9.9%, increase in occupancy and equipment, partially offset by an $88,000, or 31.6%, decrease in deposit account services expense.

The increase in salaries and employee benefits was due primarily to expense related to stock awards and options, normal merit increases and a 9% increase in health insurance cost year-to-year. The increase in data processing was due primarily to expense related to the conversion to a new core data processing service which took place in February 2025. The new service provides better customer enhancements and internal capabilities. The increase in occupancy and equipment was due primarily to increase in depreciation expense due to equipment upgrades and the opening of the new branch office in Berne, Indiana. The decrease in account services expense is a result of our conversion to our new core processor.

Income Taxes. Income taxes increased by $90,000, or 54.1%, to $255,000 for the year ended September 30, 2025, compared to $166,000 for the year ended September 30, 2024. The effective tax rates were 20.8% and 19.3% for the years ended September 30, 2025 and 2024, respectively.

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

	For the Year Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$154,581	$8,809	5.70%	$144,714	$7,591	5.25%
Taxable securities	7,191	225	3.13	8,475	197	2.32
Tax-exempt securities	3,673	112	3.05	3,849	117	3.04
Interest-earning deposits and other	4,136	289	6.99	6,619	342	5.17
Total interest-earning assets	169,581	9,435	5.56	163,657	8,247	5.04
Noninterest-earning assets	10,162			7,854
Allowance for credit losses	(940)			(965)
Total assets	$178,803			$170,546

Interest-bearing liabilities:
Interest-bearing demand deposits	$30,116	8	0.03%	$38,215	11	0.03%
Savings deposits	48,598	295	0.61	38,257	236	0.62
Certificates of deposit	44,476	1,542	3.47	39,714	1,486	3.74
Total interest-bearing deposits	123,190	1,845	1.50	116,186	1,733	1.49
Federal Home Loan Bank advances	16,528	792	4.79	15,662	801	5.11
Total interest-bearing liabilities	139,718	2,637	1.89	131,848	2,534	1.92
Noninterest-bearing demand deposits	14,930			14,282
Other noninterest-bearing liabilities	77			1,964
Total liabilities	154,725			148,094
Equity	24,078			22,452
Total liabilities and equity	$178,803			$170,546
Net interest income		$6,798			$5,713
Net interest rate spread (2)			3.67%			3.12%
Net interest-earning assets (3)	$29,863			$31,809
Net interest margin (4)			4.01%			3.49%
Average interest-earning assets to interest-bearing liabilities	121.37%			124.13%
(1)	Net deferred fee income included in interest earned on loans totaled $305,000 and $339,000 for the year ended September 30, 2025 and 2024, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	The Year Ended
	September 30, 2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$538	680	$1,218
Taxable securities	(33)	61	28
Tax exempt-securities	(5)	—	(5)
Interest-earning deposits and other	(152)	99	(53)
Total interest-earning assets	348	840	1,188

Interest-bearing liabilities:
Interest-bearing demand deposits	(2)	(1)	(3)
Savings deposits	63	(4)	59
Certificates of deposit	170	(114)	56
Total interest-bearing deposits	231	(119)	112
Federal Home Loan Bank Advances	43	(52)	(9)
Total interest-bearing liabilities	274	(171)	103

Change in net interest income	$74	$1,011	$1,085

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

The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2025
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease)			Increase
Change in Interest	Estimated	in EVE			(Decrease)
Rates (basis points)(1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
300	$38,022	$(2,453)	(6.06)%	24.91%	88
200	39,690	(785)	(1.94)%	25.08%	105
100	39,994	(481)	(1.19)%	24.54%	51
—	40,475	—	—	24.03%	—
(100)	39,584	(891)	(2.20)%	22.78%	(125)
(200)	38,035	(2,440)	(6.03)%	21.23%	(280)
(300)	35,924	(4,551)	(11.24)%	19.42%	(461)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2025, we would have experienced an 1.94% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 6.03% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. As of September 30, 2024, we would have experienced a 18.94% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.88% decrease in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2024
Change in Interest Rates
(basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+300	$7,370	(0.34)%
+200	7,392	(0.04)%
+100	7,389	(0.09)%
Level	7,395	—
(100)	7,362	(0.45)%
(200)	7,328	(0.91)%
(300)	7,291	(1.41)%
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2025, we would have experienced a 0.04% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.91% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. As of September 30, 2024, we would have experienced a 1.26% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.40% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2025, we had $6.0 million of outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2025, we had the capacity to borrow $41.3 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2025 and 2024, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $11.0 million. The Bank had $2.0 million drawn on this line at September 30, 2025 and $7.0 million drawn on this line at September 30, 2024.

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

At September 30, 2025, Mercer Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.” For further information, see Note 10 of the notes to the financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. At September 30, 2025, we had $9.6 million of outstanding commitments to originate loans, $1.1 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2025 totaled $38.0 million at September 30, 2025. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the notes to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data

Financial statements are included beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of September 30, 2025.

This Annual Report does not include an attestation report regarding internal controls over financial reporting of the independent registered public accounting firm because the Company is an emerging growth company.

Changes in Internal Controls Over Financial Reporting

During the year ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and officers of the Company, the Company’s insider trading policy, information regarding compliance with Section 16(a) of the Exchange Act, and information regarding the committees of the Company’s Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal I—Election of Directors.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of September 30, 2025 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Mercer Bancorp, Inc. 2025 Equity Incentive Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          Financial Statements and Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2025 and 2024

Consolidated Statements of Income for the Years Ended September 30, 2025 and 2024

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended September 30, 2025 and 2024

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Mercer Bancorp, Inc. and Subsidiary beginning on page F-1 of this Annual Report on Form 10-K for the year ended September 30, 2025 are incorporated herein by reference.

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
4.1

Form of Common Stock Certificate of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

4.2

Description of Mercer Bancorp, Inc. Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (file no. 000-56575), originally filed with the Securities ad Exchange Commission on December 29, 2023)

10.1

Employment Agreement between Mercer Savings Bank and Alvin B. Parmiter (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.2

Director Retirement Agreement between Mercer Savings Bank and Kristin M. Fee (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.3

Director Retirement Agreement between Mercer Savings Bank and David L. Keiser (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.4

Director Retirement Agreement between Mercer Savings Bank and Richard A. Mosier (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.5

First Amendment to the Director Agreement between Mercer Savings Bank and Richard A. Mosier (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.6

Amendment to Director Retirement Agreement between Mercer Savings Bank and Kristin M. Fee (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.7

Amendment to Director Retirement Agreement between Mercer Savings Bank and David L. Keiser (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.8

Mercer Savings Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

10.9

Employment Agreement, dated as of January 1, 2021, by and between Mercer Savings Bank and Timothy L. Bigham (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (file no. 000-56575), originally filed with the Securities and Exchange Commission on December 29, 2023)

16

Letter of S.R. Snodgrass P.C. regarding change in accountants (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (file no. 000-56575), originally filed with the Securities and Exchange Commission on June 20, 2025)

19

Mercer Bancorp, Inc. Policy Regarding Insider Trading (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K (file no. 000-56575), originally filed with the Securities and Exchange Commission on January 1, 2024)

21

Subsidiaries of Mercer Bancorp, Inc. (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (file no. 333-270445), originally filed with the Securities and Exchange Commission on March 10, 2023)

23	Consent of Consent of Clark, Schaefer, Hackett & Co.
23.1	Consent of Consent of S.R. Snodgrass, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the year ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Mercer Bancorp, Inc.

Celina, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mercer Bancorp, Inc. and subsidiary (the Company) as of September 30, 2025 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Prior Period Financial Statements

The financial statements of Mercer Bancorp, Inc. as of September 30, 2024 were audited by other auditors who’s report dated January 14, 2025 expressed an unmodified opinion on those statements.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Collectively Evaluated Loans – Qualitative Adjustments - Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL), includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on historical loss rates adjusted for qualitative factors. Management’s adjustment for qualitative factors include actual and expected changes in regional and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets; the effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics; and model risk including statistical risk, reversion risk, timing risk, and model limitation risk.

Significant judgment was required by management in the selection and application of key metrics used to derive the quantitative portion of the ACL. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

●	We tested the process for determining reserves on collectively evaluated loans including:
o	Evaluation of the appropriateness of management’s methodology.
o	Testing the completeness and accuracy of data utilized by management.
o	Evaluation of the relevance and reliability of information used by management in the development of the estimate.
o	Evaluation of reasonableness of significant assumptions used in the qualitative analysis.
o	We discussed the calculation and assumptions with the third party vendor and evaluated reasonableness of assumptions and recalculated amounts for accuracy.
o	Evaluation of the reasonableness of qualitative adjustment factors, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

/s/ Clark, Schafer, Hackett & Co.

We have served as the Company’s auditor since 2025.

Cincinnati, Ohio

December 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Mercer Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mercer Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2024; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

Cranberry Township, Pennsylvania
January 14, 2025

PITTSBURGH, PA	PHILADELPHIA, PA	WHEELING, WV	STEUBENVILLE, OH

2009 Mackenzie Way • Suite 340 Cranberry Township, PA 16066 (724) 934-0344	161 Washington Street • Suite 200 Conshohocken, PA 19428 (610) 278-9800	980 National Road Wheeling, WV 26003 (304) 233-5030	511 N. Fourth Street Steubenville, OH 43952 (304) 233-5030

S.R. Snodgrass, P.C. d/b/a S.R. Snodgrass, A.C. in West Virginia

Mercer Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2025 and 2024

	September 30,
	2025	2024
Assets
Cash and due from banks	$2,576,165	$2,303,569
Interest-bearing deposits in other financial institutions	713,022	2,435,027
Federal funds sold	2,074,000	1,159,000
Cash and cash equivalents	5,363,187	5,897,596

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities	9,656,114	11,121,278
Held-to-maturity securities	67,723	92,840
Loans held for sale	8,051,398	10,538,902
Loans receivable	143,257,565	146,041,635
Allowance for credit losses	(960,307)	(963,268)
Net loans	142,297,258	145,078,367

Premises and equipment	5,151,721	2,731,333
Federal Home Loan Bank stock	1,208,100	1,872,500
Bank owned life insurance	1,876,454	1,829,180
Accrued interest receivable	678,357	685,515
Federal Home Loan Bank lender risk account	434,749	463,873
Deferred federal income taxes	233,548	283,564
Other assets	1,053,048	1,053,268

Total assets	$176,171,657	$181,748,216

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand - non interest bearing	$14,720,941	$55,139,738
Demand - interest bearing	43,738,535	—
Savings and money market	35,242,936	36,559,264
Time	50,285,617	42,857,955

Total deposits	143,988,029	134,556,957

Advances from the Federal Home Loan Bank	6,000,000	22,000,000
Directors plan liability	370,729	409,033
Accrued interest payable and other liabilities	1,189,561	829,193

Total liabilities	151,548,319	157,795,183

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,027,477 and 1,022,970 shares	9,959	10,229
at September 30, 2025 and 2024, respectively
Additional paid-in capital	8,368,876	8,658,653
Shares acquired by ESOP	(709,269)	(763,820)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	17,343,618	16,371,313
Accumulated other comprehensive loss	(389,846)	(323,342)

Total shareholders' equity	24,623,338	23,953,033

Total liabilities and shareholders' equity	$176,171,657	$181,748,216

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Years Ended September 30, 2025 and 2024

	Year Ended
	September 30,
	2025	2024
Interest Income
Loans	$8,808,611	$7,591,345
Investment securities	337,029	313,957
Interest-bearing deposits and other	289,417	342,249

Total interest income	9,435,057	8,247,551

Interest Expense
Deposits	1,845,588	1,733,492
Federal Home Loan Bank advances	791,657	800,582

Total interest expense	2,637,245	2,534,074

Net Interest Income	6,797,812	5,713,477

Provision for Credit Losses	66,000	68,000

Net Interest Income After Provision for Credit Losses	6,731,812	5,645,477

Noninterest Income
Service fees on deposits	227,822	325,059
Late charges and fees on loans	123,711	208,779
Gain on sale of loans	26,924	—
Loan servicing fees	35,110	38,590
Gain on sale of investments	—	4,311
Gain on sale of foreclosed real estate	6,982	26,328
Bank owned life insurance	47,274	63,699
Other income	37,021	179,157

Total noninterest income	504,844	845,923

Noninterest Expense
Salaries and employee benefits	2,703,854	2,514,918
Directors fees	84,000	81,425
Occupancy and equipment	556,300	506,096
Data processing fees	856,108	645,730
Franchise taxes	140,691	134,175
FDIC insurance premiums	80,978	73,925
Professional services	535,051	507,273
Deposit account services expense	189,431	277,059
Advertising	93,150	125,618
Loan expenses	264,580	288,833
Other	504,840	477,941

Total noninterest expense	6,008,983	5,632,993

Income before income taxes	1,227,673	858,407

Provision for income taxes	255,368	165,670

Net Income	$972,305	$692,737

Earnings per share - basic	$1.03	$0.73

Earnings per share - diluted	$1.02	$0.73

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended September 30, 2025 and 2024

	Year Ended
	September 30,
	2025	2024
Net income	$972,305	$692,737

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(84,181)	684,038

Reclassification adjustment for realized loss on sales of securities	—	(4,311)

Tax benefit (expense)	17,677	(142,743)

Other comprehensive (loss) income	(66,504)	536,984

Comprehensive income	$905,801	$1,229,721

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2025 and 2024

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the year ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
September 30, 2025	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

Net income	—	—	—	—	—	972,305	—	972,305

Share based compensation	—	81,844	—	—	—	—	—	81,844

ESOP shares allocated to participants	—	13,987	54,551	—	—	—	—	68,538

Repurchase of common stock, 26,997 shares	(270)	(385,608)	—	—	—	—	—	(385,878)

Other comprehensive loss	—	—	—	—	—	—	(66,504)	(66,504)

Balance at September 30, 2025	$9,959	$8,368,876	$(709,269)	$96,360	$(96,360)	$17,343,618	$(389,846)	$24,623,338

For the year ended
September 30, 2024
Balance at October 1, 2023	$10,229	$8,642,312	$(818,380)	$96,360	$(96,360)	$15,703,856	$(860,326)	$22,677,691

Effect of adoption of ASU 2016-13	—	—	—	—	—	(25,280)	—	(25,280)

Net income	—	—	—	—	—	692,737	—	692,737

ESOP shares allocated to participants	—	16,341	54,560	—	—	—	—	70,901

Other comprehensive income	—	—	—	—	—	—	536,984	536,984

Balance at September 30, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2025 and 2024

	Year Ended
	September 30,
	2025	2024
Operating Activities
Net income	$972,305	$692,737
Items not requiring (providing) cash:
Depreciation and amortization	399,406	365,793
Amortization of premiums and discounts	10,907	12,001
Accretion of deferred loan fees	(87,122)	(71,413)
Deferred income taxes	67,392	(12,283)
Provision for credit losses	66,000	68,000
ESOP compensation expense	77,912	98,708
Gain on sale of loans	(26,924)	—
Proceeds from sales of loans	1,979,177	—
Loans originated for sale	(1,965,367)	(8,425,680)
Gain on sale of investment securities	—	(4,311)
Gain on sale of foreclosed assets	(6,982)	(26,328)
Increase in cash surrender value of bank-owned life insurance	(47,274)	(63,699)
Share based compensation	81,844	—
Changes in:
Accrued interest receivable	7,158	(228,648)
Other assets	30,494	(203,517)
Other liabilities	312,690	(329,356)

Net cash provided by (used in) operating activities	1,871,616	(8,127,996)

Investing Activities
Purchase of interest-bearing deposits in banks	(100,000)	(100,000)
Proceeds from maturities of interest-bearing deposits in banks	100,000	100,000
Purchases of available-for-sale securities	(277,432)	(2,456,102)
Proceeds from sales of available-for-sale securities	—	887,586
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,648,135	2,570,414
Principal repayments on securities held-to-maturity	24,490	53,027
Net change in loans	5,244,776	(14,279,116)
Purchase of premises and equipment	(2,809,888)	(485,158)
Purchases of FHLB stock	(80,100)	(1,286,700)
Proceeds from redemption of FHLB stock	744,500	783,100
Proceeds from sale of foreclosed assets	54,300	205,996

Net cash provided (used in) investing activities	4,548,781	(14,006,953)

Financing Activities
Net increase in deposits	9,431,072	11,741,209
Proceeds from FHLB advances - short term	75,000,000	148,600,000
Repayment of FHLB advances - short term	(91,000,000)	(138,600,000)
Repurchase of common stock	(385,878)	—

Net cash (used in) provided by financing activities	(6,954,806)	21,741,209

Decrease in Cash and Cash Equivalents	(534,409)	(393,740)

Cash and Cash Equivalents, Beginning of Year	5,897,596	6,291,336

Cash and Cash Equivalents, End of Year	$5,363,187	$5,897,596

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$2,475,012	$2,446,502
Income taxes	300,000	400,500

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$58,073	$125,668

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

Mercer Savings is an Ohio chartered stock bank engaged primarily in the business of providing a variety of deposit and lending services to individual customers in western Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial, home equity lines of credit and installment loans. Its operations are conducted through its five office locations in Celina, Fort Recovery and Greenville, Ohio, Berne, Indiana. and its mobile branch, which offers services in eastern Indiana. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of Mercer Bancorp and its wholly-owned subsidiary, Mercer Savings. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2025 and 2024, none of the Company’s cash accounts at nonfederal government or nongovernmental agencies exceeded FDIC insurance limits. In March 2020, the Federal Reserve's board of directors approved reducing the required reserve requirement ratios to zero percent, effectively eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in the required reserves does not have a defined timeframe and may be revised by the Federal Reserve's board in the future.

Interest-bearing Time Deposits in Banks

Interest-bearing time deposits have original maturities greater than one year at origination and are carried at cost.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

The Company had no securities classified as trading at September 30, 2025 and 2024.

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

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

yield adjustment over the respective term of the loan. For all loan portfolio segments, the Bank promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company recognizes a loan charge-off, or portion thereof, when management reasonably determines the amount of the loss. The Company adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans over 90 days delinquent for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at September 30, 2025 and 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Accrued interest receivable on available-for-sale debt securities totaled $86,443 and $151,047 at September 30, 2025 and 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed. The Company had no held-to-maturity debt securities classified as nonaccrual at September 30, 2025 and 2024.

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at September 30, 2025 and 2024.

Accrued interest receivable on held-to-maturity debt securities totaled $334 and $464 at September 30, 2025 and 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Qualitative factors include analysis of delinquency trends for the state of Ohio as compared to internal levels, charge-off and recovery trends for the company, trends in the volume of loan production and the related changes in portfolio mix, changes in underwriting standards, policies, procedures, or practices, as well as national and local economic trends related to unemployment and housing starts.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company uses the average historical loss method to measure the quantitative portion of the ACL over the forecast and reversion periods.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

Accrued interest receivable on loans totaled $560,972 and $489,780 at September 30, 2025 and 2024, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. For credits where the borrower has demonstrated a renewed willingness and ability to repay a modification of the existing loan may be used to help borrowers overcome temporary financial difficulties.

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

Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the related ACL methodology. The ACL on unfunded commitments is recorded in other liabilities on the balance sheet and is immaterial to the financial statements.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system and the transfer of the stock is substantially restricted. The required investment in the common stock is based on a predetermined formula. FHLB stock is carried at cost. FHLB stock is evaluated for impairment on an annual basis. The Bank’s investment in FHLB stock was not impaired at September 30, 2025 and 2024.

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

At September 30, 2025 and 2024, the Bank had no foreclosed residential real estate properties.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

At September 30, 2025 and 2024, the Bank had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

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

With a few exceptions, the Company is no longer subject to examination by tax authorities for calendar years before 2022. As of September 30, 2025 and 2024, the Company had no material uncertain income tax positions.

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

Diluted earnings per share is adjusted for the dilutive effects of stock-based compensation and is calculated using the two-class method or the treasury stock method. The diluted average number of common shares outstanding has been increased for the assumed exercise of stock-based compensation with the proceeds used to purchase treasury shares at the average market price for the period.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

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

Loan Fees. For loan related services, fee income is recorded as deferred revenue and amortized over the life of the loan.

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

September 30, 2025 and 2024

Note 2:    Recent Accounting Pronouncements

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280)– Improvements to Reportable Segment Disclosures in November 2023.  The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update primarily require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker; require that a public entity disclose the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.  The amendments in this Update are effective for fiscal years beginning after December 15, 2023 (October 1, 2024 as to the Company), and interim periods within fiscal years beginning after December 15, 2024 (October 1, 2025 as to the Company). Early adoption is permitted.  A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements.  Management adopted the Update as of September 30, 2025, as required, without material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national) and state jurisdictions. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024 (October 1, 2025 as to the Company). Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis and retrospective application is permitted. Management does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period (1) the Company disclose the amounts of (a) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed. (2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. (4) Disclose the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026 (October 1, 2027 as to the Company), and interim reporting periods beginning after December 15, 2027 (October 1, 2028 as to the Company). Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

Note 3: Segment Reporting

The Company has one reportable operating segment, commercial banking. The Company’s chief operating decision maker (CODM) is the President of the Company, who monitors revenue streams of our products and services. The identifiable segment operations are managed and financial performance is evaluated on a Company-wide basis. The commercial banking segment provides an array of financial products and services including commercial, agricultural, residential mortgage and consumer lending activities, along with commercial and consumer savings and banking services, to individual and business customers through its office locations in both Ohio and Indiana.

The accounting policies of the banking segment are described in management's discussion and analysis of financial condition and results of operations of the Company. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income (reported on the consolidated statements of income). The measure of segment assets is reported on the consolidated balance sheets as total assets.

The CODM uses net income to evaluate income generated from segment assets (return on average assets) in deciding whether to reinvest profits into the commercial banking segment. Net income is also used by the CODM to monitor budget versus actual results. Net income as well as other common Company-wide financial performance and credit quality metrics, such as return on average assets, return on average equity, earnings per common share, net interest margin, operating efficiency and nonaccrual loans to total loans, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. Loans, investments and deposits provide revenue in the banking operation. Interest expense, provision for credit losses, salaries and employee benefits and data processing are the significant expense components in the banking operation.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Note 4:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2025
U.S. Government agencies	$2,476,121	$17,389	$(5,960)	$2,487,550
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,984,674	26,641	(188,437)	3,822,878
State and political subdivisions	3,688,794	—	(343,108)	3,345,686

	$10,149,589	$44,030	$(537,505)	$9,656,114

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2024
U.S. Government agencies	3,473,459	20,089	(36,168)	3,457,380
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,635,875	49,422	(211,027)	4,474,270
State and political subdivisions	3,421,238	20,904	(252,514)	3,189,628

	$11,530,572	$90,415	$(499,709)	$11,121,278

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
September 30, 2025
Mortgage-backed Government Sponsored Enterprises (GSEs)	$67,723	$—	$(543)	$67,180

September 30, 2024
Mortgage-backed Government Sponsored Enterprises (GSEs)	$92,840	$—	$(1,439)	$91,401

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

The amortized cost and fair value of available-for-sale securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
September 30, 2025
Within one year	$1,000,000	$994,800
One to five years	1,000,000	999,240
Five to ten years	1,332,944	1,306,177
After ten years	2,831,971	2,533,019
	6,164,915	5,833,236
Mortgage-backed GSEs	3,984,674	3,822,878
Totals	$10,149,589	$9,656,114

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $1.1 million and $493,000 at September 30, 2025 and 2024, respectively.

There were no sales of available for sale securities during the fiscal year ended September 30, 2025. Proceeds from sales of available for sale securities totaled approximately $888,000 during the fiscal year ended September 30, 2024, resulting in gross realized gains of $13,870 and gross realized losses of $9,559.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 25 and 21 securities at September 30, 2025 and 2024, respectively, was approximately $8.4 million and $7.8 million, which is approximately 86 percent and 70 percent, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and 2024:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$1,994,040	$(5,960)	$1,994,040	$(5,960)
Mortgage-backed Government Sponsored Enterprises (GSEs)	560,974	(15,975)	2,418,879	(172,463)	2,979,853	(188,438)
State and political subdivisions	1,414,624	(67,653)	1,931,062	(275,455)	3,345,686	(343,108)
	$1,975,598	$(83,628)	$6,343,981	$(453,878)	$8,319,579	$(537,506)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	$—	$67,180	(543)	67,180	(543)

Total	$1,975,598	$(83,628)	$6,411,161	$(454,421)	$8,386,759	$(538,049)

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$2,964,120	$(36,168)	$2,964,120	$(36,168)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	2,898,583	(211,027)	2,898,583	(211,027)
State and political subdivisions	341,947	(4,544)	1,621,380	(247,970)	1,963,327	(252,514)
	$341,947	$(4,544)	$7,484,083	$(495,165)	$7,826,030	$(499,709)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	91,402	(1,438)	91,402	(1,438)

Total	$341,947	$(4,544)	$7,575,485	$(496,603)	$7,917,432	$(501,147)

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

Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at September 30, 2025 and 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at September 30, 2025 and 2024.

Note 5:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	September 30,	September 30,
	2025	2024

Real estate loans:
Residential	$78,774,355	$73,285,469
Multi-family	1,204,664	1,259,640
Agricultural	46,317,040	53,523,748
Commercial	2,326,429	2,453,082
Construction and land	4,264,994	6,024,429
Home equity line of credit (HELOC)	4,771,614	4,959,058
Commercial and industrial	1,233,406	1,666,188
Consumer	5,085,548	5,518,844

Total loans	143,978,050	148,690,458

Less:
Undisbursed loans in process	415,915	2,309,368
Net deferred loan fees	304,570	339,455
Allowance for credit losses	960,307	963,268

Net loans	$142,297,258	$145,078,367

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at September 30, 2025 and 2024, were approximately $16.4 million and $18.0 million, respectively. At September 30, 2025 and 2024, the mortgage-servicing rights included in other assets on the balance sheet were approximately $111,000 and $121,000, respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

The following tables present the activity in the allowance for credit losses based on portfolio segment for the years ended September 30, 2025 and 2024.

	Year ended September 30, 2025
		Provision
	Balance	(credit)			Balance
	October 1, 2024	for credit losses	Charge-offs	Recoveries	September 30, 2025
Real estate loans:
Residential	$691,852	$53,857	$—	$—	$745,709
Multi-family	2,525	(116)	—	—	2,409
Agricultural	107,284	(14,650)	—	—	92,634
Commercial	4,917	(264)	—	—	4,653
Construction and land	92,660	(84,130)	—	—	8,530
Home equity line of credit (HELOC)	14,910	(595)	—	—	14,315
Commercial and industrial	3,314	(861)	—	—	2,453
Consumer	45,806	112,759	(157,188)	88,227	89,604

Allowance for credit losses on loans	$963,268	$66,000	$(157,188)	$88,227	$960,307

The increase in the level of the allowance allocated to the consumer loans was due primarily to the growth in that loan category.  The decrease in the allowance allocated to the construction loans category was due to paydowns of commercial construction loans during the year, which were evaluated with a higher expected loss rate than the construction loans on residential one-to four-family real estate, and the lesser allocation on the residential real estate loans was due primarily to the decline in balances, coupled with an analysis of the economic environment and the effect on the risk factors applied to that category.

	Year ended September 30, 2024
		Effect of	Provision
	Balance	Adoption of	(credit)			Balance
	October 1, 2023	ASC 326	for credit losses	Charge-offs	Recoveries	September 30, 2024
Real estate loans:
Residential	$738,230	$32,000	$(78,378)	$—	$—	$691,852
Multi-family	12,840	—	(10,315)	—	—	2,525
Agricultural	73,608	—	33,676	—	—	107,284
Commercial	4,678	—	239	—	—	4,917
Construction and land	49,835	—	42,825	—	—	92,660
Home equity line of credit (HELOC)	14,289	—	621	—	—	14,910
Commercial and industrial	3,645	—	(331)	—	—	3,314
Consumer	37,206	—	$74,663	(66,864)	801	45,806

Allowance for credit losses on loans	$934,331	$32,000	$63,000	$(66,864)	$801	$963,268

The balance of loans individually evaluated was $1.6 million at September 30, 2025. The Company had no loans individually evaluated at September 30, 2024.

The Company has adopted a standard loan grading system for all loans, as follows:

Pass. Loans of sufficient quality, which generally are protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate and consumer loans by class as of September 30, 2025 and 2024, follows:

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
September 30, 2025
Commercial real estate
Risk Rating
Pass	$190,000	$369,645	$-	$731,021	$905,151	$130,612	$-	$-	$2,326,429
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$190,000	$369,645	$-	$731,021	$905,151	$130,612	$-	$-	$2,326,429

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$918,152	$3,176,710	$-	$87,960	$13,578	$21,899	$-	$-	$4,218,299
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	46,695	-	-	46,695
Doubtful	-	-	-	-	-	-	-	-	-
Total	$918,152	$3,176,710	$-	$87,960	$13,578	$68,594	$-	$-	$4,264,994

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$124,594	$257,022	$851,790	$-	$1,233,406
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$124,594	$257,022	$851,790	$-	$1,233,406

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$-	$929,569	$-	$275,095	$-	$-	$1,204,664
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$929,569	$-	$275,095	$-	$-	$1,204,664

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$901,007	$15,856,843	$10,492,312	$7,589,939	$4,318,434	$6,467,816	$-	$-	$45,626,351
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	293,231	250,092	-	147,366	-	-	690,689
Doubtful	-	-	-	-	-	-	-	-	-
Total	$901,007	$15,856,843	$10,785,543	$7,840,031	$4,318,434	$6,615,182	$-	$-	$46,317,040

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$2,009,159	$19,403,198	$10,492,312	$9,338,489	$5,361,757	$7,152,444	$851,790	$-	$54,609,149
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	293,231	250,092	-	194,061	-	-	737,384
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,009,159	$19,403,198	$10,785,543	$9,588,581	$5,361,757	$7,346,505	$851,790	$-	$55,346,533

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
September 30, 2024
Commercial real estate
Risk Rating
Pass	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$372,730	$-	$750,005	$1,148,912	$-	$181,435	$-	$-	$2,453,082

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$4,897,328	$909,827	$68,054	$66,740	$-	$31,698	$-	$-	$5,973,647
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	-	-	50,782
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,897,328	$909,827	$68,054	$66,740	$50,782	$31,698	$-	$-	$6,024,429

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$175,600	$379,296	$-	$1,093,861	$-	$1,648,757
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	17,431	-	17,431
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$175,600	$379,296	$-	$1,111,292	$-	$1,666,188

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$955,479	$-	$-	$304,161	$-	$-	$1,259,640

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$20,834,246	$11,441,930	$9,074,011	$5,754,530	$3,451,803	$2,967,228	$-	$-	$53,523,748

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,831,099	$3,484,522	$1,093,861	$-	$64,858,874
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	50,782	-	17,431	-	68,213
Doubtful	-	-	-	-	-	-	-	-	-
Total	$26,104,304	$12,351,757	$10,847,549	$7,145,782	$3,881,881	$3,484,522	$1,111,292	$-	$64,927,087

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

The Company monitors the credit risk profile by payment activity for residential, home equity and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
September 30, 2025
Residential real estate and HELOC
Payment Performance
Performing	$12,630,915	$8,140,586	$5,183,326	$9,284,260	$17,417,339	$25,437,880	$4,771,614	$98,177	$82,964,097
Nonperforming	-	-	-	116,431	259,992	205,449	-	-	581,872
Total	$12,630,915	$8,140,586	$5,183,326	$9,400,691	$17,677,331	$25,643,329	$4,771,614	$98,177	$83,545,969

Residential real estate and HELOC
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,545,259	146,486	$3,255,323	$49,261	$23,431	$36,588	$-	$-	$5,056,348
Nonperforming	-	26,873	-	2,327	-	-	-	-	29,200
Total	$1,545,259	$173,359	$3,255,323	$51,588	$23,431	$36,588	$-	$-	$5,085,548

Consumer
Current period gross charge-offs	$156	$18,040	$138,992	$-	$-	$-	$-	$-	$157,188

Total
Payment Performance
Performing	$14,176,174	$8,287,072	$8,438,649	$9,333,521	$17,440,770	$25,474,468	$4,771,614	$98,177	$88,020,445
Nonperforming	-	26,873	-	118,758	259,992	205,449	-	-	611,072
Total	$14,176,174	$8,313,945	$8,438,649	$9,452,279	$17,700,762	$25,679,917	$4,771,614	$98,177	$88,631,517

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
September 30, 2024
Residential real estate
Payment Performance
Performing	$8,532,004	$4,752,191	$14,591,072	$18,882,083	$6,603,015	$19,655,898	$4,959,058	$-	$77,975,321
Nonperforming	-	-	-	135,161	-	134,045	-	-	269,206
Total	$8,532,004	$4,752,191	$14,591,072	$19,017,244	$6,603,015	$19,789,943	$4,959,058	$-	$78,244,527

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$348,272	$4,892,481	$147,659	$38,002	$30,725	$13,348	$-	$-	$5,470,487
Nonperforming	-	21,841	2,327	-	3,780	20,409	-	-	48,357
Total	$348,272	$4,914,322	$149,986	$38,002	$34,505	$33,757	$-	$-	$5,518,844

Consumer
Current period gross charge-offs	$-	$66,864	$-	$-	$-	$-	$-	$-	$66,864

Total
Payment Performance
Performing	$8,880,276	$9,644,672	$14,738,731	$18,920,085	$6,633,740	$19,669,246	$4,959,058	$-	$83,445,808
Nonperforming	-	21,841	2,327	135,161	3,780	154,454	-	-	317,563
Total	$8,880,276	$9,666,513	$14,741,058	$19,055,246	$6,637,520	$19,823,700	$4,959,058	$-	$83,763,371

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the years ended September 30, 2025 and 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2025 and 2024:

	September 30, 2025
			90 Days				Total Loans >
	30-59 Days	60-89 Days	and Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$575,867	$220,713	$581,873	$1,378,453	$77,395,902	$78,774,355	$116,431
Multi-family	—	—	—	—	1,204,664	1,204,664	—
Agricultural	—	156,881	690,990	847,871	45,469,169	46,317,040	440,598
Commercial	—	—	—	—	2,326,429	2,326,429	—
Construction and land	—	—	46,695	46,695	4,218,299	4,264,994	46,695
Home equity line of credit (HELOC)	—	—	—	—	4,771,614	4,771,614	—
Commercial and industrial	24,814	—	—	24,814	1,208,592	1,233,406	—
Consumer	21,247	—	29,200	50,447	5,035,101	5,085,548	29,200

Total	$621,928	$377,594	$1,348,758	$2,348,280	$141,629,770	$143,978,050	$632,924

	September 30, 2024
			90 Days				Total Loans>
	30-59 Days	60-89 Days	and Greater	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Residential	$498,008	$184,393	$269,206	$951,607	$72,333,862	$73,285,469	$—
Multi-family	—	—	—	—	1,259,640	1,259,640	—
Agricultural	—	—	—	—	53,523,748	53,523,748	—
Commercial	—	—	—	—	2,453,082	2,453,082	—
Construction and land	—	—	50,782	50,782	5,973,647	6,024,429	—
Home equity line of credit (HELOC)	74,969	—	—	74,969	4,884,089	4,959,058	—
Commercial and industrial	3,516	—	17,431	20,947	1,645,241	1,666,188	—
Consumer	113,123	—	21,841	134,964	5,383,880	5,518,844	26,516

Total	$689,616	$184,393	$359,260	$1,233,269	$147,457,189	$148,690,458	$26,516

The Company had no loans identified as collateral dependent as of September 30, 2025 and 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Non-performing loans at September 30, 2025 and 2024, were as follows:

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
September 30, 2025
Residential real estate loans	$461,488	$3,953	$465,441	$116,431	$581,872
Agricultural	250,092	—	250,092	440,598	690,690
Construction and land	—	—	—	46,695	46,695
Consumer	—	—	—	29,200	29,200

	$711,580	$3,953	$715,533	$632,924	$1,348,457

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
September 30, 2024
Residential real estate loans	$269,206	$—	$269,206	$—	$269,206
Construction and land	50,782	—	50,782	—	50,782
Commercial and industrial	17,431	—	17,431	—	17,431
Consumer	21,841	—	21,841	26,516	48,357

	$359,260	$—	$359,260	$26,516	$385,776

There were no loans modified for borrowers experiencing financial difficulty during the years ended September 30, 2025 and 2024. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the years ended September 30, 2025 and 2024.

Note 6:    Premises and Equipment

Major classifications of premises and equipment, stated at cost, at September 30, 2025 and 2024, are as follows:

	September 30,
	2025	2024
Land	$749,301	$483,570
Buildings and improvements	6,269,440	4,262,590
Construction in progress	—	425,981
Furniture and equipment	2,640,719	1,680,219

Total premises and equipment	9,659,460	6,852,360
Less accumulated depreciation	4,507,739	4,121,027

Net premises and equipment	$5,151,721	$2,731,333

During the year ended September 30, 2025, the Company completed construction on and opened a new branch location in Berne, Indiana at a total cost of $2.2 million.

Depreciation expense was approximately $387,000 and $355,000 for the years ended September 30, 2025 and 2024, respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Note 7:    Time Deposits

Time deposits in denominations of $250,000 or more were $2,238,000 and $3,219,000 at September 30, 2025 and 2024, respectively.

At September 30, 2025, the scheduled maturities of time deposits were as follows:

September 30,
2025
Within one year	$38,033,153
One year to two years	1,623,394
Two years to three years	5,212,648
Three years to four years	5,035,512
Four years to five years	242,444
Thereafter	138,466

$50,285,617

Note 8:    Borrowings

The Bank had Federal Home Loan Bank (FHLB) advances outstanding totaling $6.0 million and $15.0 million as of September 30, 2025 and 2024, respectively.

At September 30, 2025 and 2024, the Bank had a cash management line of credit agreement with the FHLB providing for additional borrowing of $11.0 million. The Bank had $2.0 million drawn on this line at September 30, 2025 and $7.0 million drawn on this line at September 30, 2024. The cash management line of credit balance is included in the total outstanding balances presented.

The Bank has made a collateral pledge to the FHLB consisting of all shares of FHLB stock owned by the Bank and a blanket pledge of approximately $71.0 million and $72.9 million of its qualifying mortgage assets as of September 30, 2025 and 2024, respectively.

Based on this collateral, the Bank was eligible to borrow up to a total of approximately $41.3 million as of September 30, 2025 and of approximately $23.2 million as of September 30, 2024.

Maturities of FHLB advances were as follows at September 30, 2025:

September 30,
2025
Within one year (weighted average rate 4.86%)	$6,000,000

	2025	2024
Balance at year end	$6,000,000	$22,000,000
Average balance outstanding	17,905,376	13,316,712
Maximum month-end balance	24,000,000	22,000,000
Weighted-average rate at year-end	4.64%	5.01%
Weighted-average rate during the year	4.62%	5.44%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Note 9:    Income Taxes

The provision for income taxes includes these components for the years ended September 30, 2025 and 2024:

	For the Year Ended
	September 30,
	2025	2024
Taxes currently payable	$187,674	$177,953
Deferred income taxes	67,694	(12,283)

Income tax expense	$255,368	$165,670

A reconciliation of the federal income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the Year Ended
	September 30,
	2025		2024
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Computed at statutory rate (21%)	$257,811	21.00%	$180,265	21.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(9,928)	(0.81)%	(9,513)	(1.11)%
Nontaxable interest income on municipal securities	(23,506)	(1.91)%	(22,288)	(2.59)%
Other	30,991	2.52%	17,206	2.00%

Actual income tax expense	$255,368	20.80%	$165,670	19.30%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

The composition of the Company’s net deferred tax assets and liabilities at September 30, 2025 and 2023, is as follows:

	September 30,
	2025	2024
Deferred tax assets
Allowance for credit losses	$210,166	$210,308
Accrued benefits	169,344	147,423
Unrealized losses on available-for-sale securities	103,630	86,254
Charitable contributions	60,494	44,699
Other	75,893	84,152

Deferred tax assets	619,527	572,836

Deferred tax liabilities
Depreciation	(245,248)	(121,970)
Federal Home Loan Bank stock dividends	(76,594)	(109,290)
Mortgage servicing rights	(24,184)	(26,335)
Other	(39,953)	(31,375)

Deferred tax liabilities	(385,979)	(288,970)

Net deferred tax asset	$233,548	$283,866

Retained earnings at each of September 30, 2025 and 2024, included approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $191,000 at September 30, 2025 and 2024.

Note 10:    Regulatory Matters

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2025 and 2024, that the Bank met all capital adequacy requirements to which it is subject.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

As of September 30, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2025
Total Capital
(to Risk-Weighted Assets)	$23,037	17.8%	$10,342	8.0%	$12,928	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$22,072	17.1%	$7,757	6.0%	$10,342	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$22,072	17.1%	$5,817	4.5%	$8,403	6.5%

Tier I Capital
(to Average Total Assets)	$22,072	12.5%	$7,047	4.0%	$8,808	5.0%

As of September 30, 2024
Total Capital
(to Risk-Weighted Assets)	$21,797	16.3%	$10,699	8.0%	$13,374	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$8,024	6.0%	$10,699	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$20,829	15.6%	$6,018	4.5%	$8,693	6.5%

Tier I Capital
(to Average Total Assets)	$20,829	11.6%	$7,183	4.0%	$8,978	5.0%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Note 11:    Related Party Transactions

The Bank had loans outstanding to certain of its executive officers, directors and their related interests. Activity in these loans for the years ended September 30, 2025 and 2024, is presented in the following table. Loan balances that are no longer considered part of a related party relationship are shown as other activity.

	For the Year Ended
	September 30,
	2025	2024
Balance at beginning of year	$1,339,116	$1,493,394

New borrowings	—	100,000

Repayments	(99,376)	(55,180)

Other	—	(199,098)

Balance at end of year	$1,239,740	$1,339,116

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability.

Deposits from related parties held by the Bank at September 30, 2025 and 2024, totaled approximately $749,000 and $578,000, respectively.

Note 12:    Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) and profit sharing benefit plan covering substantially all employees. Employees are eligible to participate once they have reached age 21 and have completed one year of service. The Bank will make matching contributions up to 4 percent of an employee's compensation once the employee has completed 12 months of service. The Bank may make a discretionary profit sharing contribution to the plan each year. The Bank's expense for this plan totaled approximately $202,000 and $170,000 for the years ended September 30, 2025 and 2024, respectively.

Director Retirement Plan

The Company maintains a plan to provide specified retirement benefits to each director upon their retirement from the Board. The director retirement plan expense for the years ended September 30, 2025 and 2024, was $36,000 and $37,000, respectively. The related accrued liability as of September 30, 2025 and 2024 was $371,000 and $409,000, respectively. The decrease in liability was due to the retirement of a director. The Bank purchased Flexible Premium Universal Life Insurance Policies to use as an informal funding vehicle for the expected future payments. The cash surrender value of these policies is reflected on the Company’s consolidated balance sheets.

Employee Stock Ownership Plan (ESOP)

In connection with the Conversion in July 2023, the Company established a leveraged ESOP for eligible employees of the Bank. The ESOP trust purchased 81,838 shares of Company common stock at the initial public

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

Activity in the ESOP for the years ended September 30, 2025 and 2024 is as follows:

	For the Year Ended
	September 30,
	2025	2024
Shares committed to be released to participants	—	—
Shares allocated to participants	10,912	5,456
Unreleased shares	70,926	76,382

ESOP shares at end of plan year	81,838	81,838

Fair value of unreleased shares	$ 1,099,353	$ 962,413

The Company recognized expense related to the ESOP totaling $78,000 and $99,000 during the years ended September 30, 2025 and 2024, respectively.

Share Based Compensation Arrangements

In February 2025, the Company’s shareholders approved the Mercer Bancorp, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorized the issuance or delivery to participants of up to 143,215 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2025 Plan pursuant to the exercise of stock options is 102,297 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 40,918. Awards under the 2025 Plan may be authorized but not yet issued.

A summary of the status of the Company’s unvested restricted shares as of September 30, 2025, and changes during the year ended is presented below:

		Weighted-average
		Grant Date
	Shares	Fair Value

Nonvested shares, October 1, 2024	-	$-
Awarded	29,458	14.06
Vested	-	-
Forfeited	-	-

Nonvested shares, September 30, 2025	29,458	$14.06

The Company estimated the fair value of each option granted using the Black-Scholes options pricing model. The following key management assumptions were used to value the options granted during the three months ended September 30, 2025:

Volatility	10.51%
Expected dividends	-
Expected term (in years)	10
Risk free rate	4.25%

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

The following table summarizes stock option activity for the year ended September 30, 2025:

Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual Term	Intrinsic
September 30, 2025	Shares	Exercise Price	(Years)	Value

Outstanding, beginning of period	-	$-	-	$-
Awarded	73,651	14.06	10.00	-
Exercised	-	-	-	-
Forfeited	-	$-	-	$-

Outstanding, end of period	73,651	$14.06	9.48	$106,385

Shares exercisable at September 30, 2025	-	$-

As of September 30, 2025, there was approximately $700,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years. During the year ended September 30, 2025, the Company recorded $82,000 in share-based compensation expense, which is included in salaries and employee benefits and director fees.

Note 13:    Disclosures about Fair Value of Assets and Liabilities

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and 2024:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
U.S. Government agencies	$2,487,550	$—	$2,487,550	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,822,878	—	3,822,878	—
State and political subdivisions	3,345,686	—	3,345,686	—

September 30, 2024
U.S. Government agencies	$3,457,380	$—	$3,457,380	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	4,474,269	—	4,474,269	—
State and political subdivisions	3,189,628	—	3,189,628	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the years ended September 30, 2025 and 2024.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Bank has no Level 3 securities.

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

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2025 and 2024.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$5,363,187	$5,363,187	$5,363,187	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	67,723	67,180	—	67,180	—
Loans held for sale	8,051,398	8,461,000	—	—	8,461,000
Loans, net	142,297,258	135,944,000	—	—	135,944,000
FHLB Stock	1,208,100	1,208,100	—	1,208,100	—
Bank owned life insurance	1,876,454	1,876,454	1,876,454	—	—
Accrued interest receivable	678,357	678,357	678,357	—	—

Financial liabilities:
Deposits	143,988,029	145,550,412	93,702,412	—	51,848,000
FHLB advances	6,000,000	5,999,999	—	5,999,999	—
Accrued interest payable	319,239	319,239	319,239	—	—

September 30, 2024
Financial assets:
Cash and cash equivalents	$5,897,596	$5,897,596	$5,897,596	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	92,840	91,402	—	91,402	—
Loans held for sale	10,538,902	10,679,333	—	—	10,679,333
Loans, net	145,078,367	135,120,682	—	—	135,120,682
FHLB Stock	1,872,500	1,872,500	—	1,872,500	—
Bank owned life insurance	1,829,180	1,829,180	1,829,180	—	—
Accrued interest receivable	685,515	685,515	685,515	—	—

Financial liabilities:
Deposits	134,556,957	137,200,002	91,699,002	—	45,501,000
FHLB advances	22,000,000	21,993,000	—	21,993,000	—
Accrued interest payable	157,006	157,006	157,006	—	—

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

Note 14:    Commitments and Credit Risks

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

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

Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments. The allowance for credit losses for off balance sheet liabilities was $5,000 at September 30, 2025 and 2024, respectively, and was being held in other liabilities on the balance sheet.

Commitments outstanding were as follows:

	September 30,	September 30,
	2025	2024
Commitments to originate loans	$2,445,371	$2,516,011
Undisbursed balance of loans closed	7,154,955	7,495,563

Total	$9,600,326	$10,011,574

Note 15:    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in consolidated shareholders’ equity, are as follows at September 30, 2025 and 2024:

Unrealized Gains
and Losses on
Available-for-
Sale Securities
Accumulated other comprehensive loss at September 30, 2023	$(860,326)

Other comprehensive income	540,390

Reclassification adjustment for realized gain on sale of securities	(3,406)

Accumulated other comprehensive loss at September 30, 2024	(323,342)

Other comprehensive loss	(66,504)

Accumulated other comprehensive loss at September 30, 2025	$(389,846)

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

	For the Year Ended
	September 30,		Affected Line Item in Consolidated
	2025	2024	Statements of Income

Unrealized gains (losses) on available for sale securities	$-	$(4,311)	Gain (loss) on sale of investments

	-	905	Provision for income taxes

	$-	$(3,406)

Note 16: Parent Company Only Financial Statements

Mercer Bancorp, Inc.

Parent Company Balance Sheets

September 30, 2025 and 2024

	September 30,	September 30,
Assets	2025	2024

Due from Mercer Savings Bank	$ 2,533,961	$ 3,026,081
Investment in Mercer Savings Bank	21,893,238	20,753,396
Accrued interest receivable	46,172	48,088
Deferred federal income taxes	92,946	92,945
Other assets	57,021	42,015

Total assets	$ 24,623,338	$ 23,962,525

Liabilities and Shareholders' Equity

Liabilities
Accrued interest payable and other liabilities	-	9,492

Total liabilities	-	9,492

Shareholders' Equity

Total equity	24,623,338	23,953,033

Total liabilities and equity	$ 24,623,338	$ 23,962,525

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Mercer Bancorp, Inc.

Parent Company Statements of Income

For the Years Ended September 30, 2025 and 2024

	Year Ended
	September 30,
	2025	2024
Interest income on loans	$ 62,201	$ 66,163

Equity in earnings of subsidiary	1,192,359	814,163

Total income	1,254,560	880,326

Salaries and employee benefits	81,844	-
Professional services	200,411	191,927

Total expense	282,255	191,927

Income before income taxes	972,305	688,399

Provision for income taxes	-	(4,338)

Net Income	$ 972,305	$ 692,737

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Mercer Bancorp, Inc.

Parent Company Statements of Cash Flows

For the Years Ended September 30, 2025 and 2024

	Year Ended
	September 30,
	2025	2024
Operating Activities
Net income	$ 972,305	$ 692,737
Items not requiring (providing) cash:
Equity in Earnings of Subsidiary	(1,192,359)	(814,163)
ESOP compensation expense	54,551	54,560
Share based compensation	81,844	-
Accrued interest receivable	1,916	(36,043)
Other assets	(15,007)	(1,345)
Other liabilities	(9,492)	(66,569)

Net cash used in operating activities	(106,242)	(170,823)

Financing Activities
Repurchase of common stock	(385,878)	-

Net cash used in financing activities	(385,878)	-

Decrease in Cash and Cash Equivalents	(492,120)	(170,823)

Cash and Cash Equivalents, Beginning of Period	3,026,081	3,196,904

Cash and Cash Equivalents, End of Period	$ 2,533,961	$ 3,026,081

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

Note 17:   Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	September 30,
	2025	2024

Net income	$ 972,305	$ 692,737

Weighted-average common shares outstanding, gross	1,013,346	1,022,970

Less unallocated ESOP shares	72,286	78,194

Weighted-average common shares outstanding	941,060	944,776

Basic earnings per share	$ 1.03	$ 0.73

Weighted-average common shares outstanding	941,060	944,776

Diluted effect of share based compensation	7,833	-

Weighted-average common shares outstanding - Diluted	948,893	944,776

Diluted earnings per share	$ 1.02	$ 0.73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

December 19, 2025	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alvin B. Parmiter	President, Chief Executive Officer and Director	December 19, 2025
Alvin B. Parmiter	(Principal Executive Officer)

/s/Sherman E. Crum	Controller	December 19, 2025
Sherman E. Crum	(Principal Financial and Accounting Officer)

/s/David L. Keiser	Chairman of the Board of Directors	December 19, 2025
David L. Keiser

/s/ Kristin M. Fee	Vice Chair of the Board of Directors	December 19, 2025
Kristin M. Fee

/s/ Michael J. Boley	Director	December 19, 2025
Michael J. Boley

/s/ Jose W. Faller	Director	December 19, 2025
Jose W. Faller