Form 10-Q
period 2025-12-31
Mercer Bancorp, Inc.
filed 2026-02-13
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

As of February 12, 2025, 1,026,135 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2025 (unaudited) and September 30, 2025 (audited)

	December 31,	September 30,
	2025	2025
Assets
Cash and due from banks	$2,501,676	$2,576,165
Interest-bearing deposits in other financial institutions	1,523,558	713,022
Federal funds sold	710,000	2,074,000
Cash and cash equivalents	4,735,234	5,363,187

Interest-bearing time deposits	100,000	100,000
Available-for-sale securities, at fair value	9,823,586	9,656,114
Held-to-maturity securities, at amortized cost	63,435	67,723
Loans held for sale	7,094,236	8,051,398
Loans receivable	143,060,642	143,257,565
Allowance for credit losses	(913,370)	(960,307)
Net loans	142,147,272	142,297,258

Premises and equipment	5,136,383	5,151,721
Federal Home Loan Bank stock	1,046,900	1,208,100
Bank owned life insurance	1,888,660	1,876,454
Accrued interest receivable	553,245	678,357
Federal Home Loan Bank lender risk account	428,991	434,749
Deferred federal income taxes	216,330	233,548
Other assets	958,967	1,053,048

Total assets	$174,193,239	$176,171,657

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand - non interest bearing	$17,007,086	$58,459,476
Demand - interest bearing	$43,683,408	$—
Savings and money market	34,432,859	35,242,936
Time	51,794,587	50,285,617

Total deposits	146,917,940	143,988,029

Advances from the Federal Home Loan Bank	1,000,000	6,000,000
Directors plan liability	358,343	370,729
Accrued interest payable and other liabilities	923,535	1,189,561

Total liabilities	149,199,818	151,548,319

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,026,135 and 1,027,477 shares	9,946	9,959
at December 31, 2025 and September 30, 2025, respectively
Additional paid-in capital	8,421,360	8,368,876
Shares acquired by ESOP	(654,367)	(709,269)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	17,514,888	17,343,618
Accumulated other comprehensive loss	(298,406)	(389,846)

Total shareholders' equity	24,993,421	24,623,338

Total liabilities and shareholders' equity	$174,193,239	$176,171,657

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three Months Ended December 31, 2025 and 2024

(unaudited)

	Three Months Ended
	December 31,
	2025	2024
Interest Income
Loans	$2,192,413	$2,170,292
Investment securities	83,536	85,967
Interest-bearing deposits and other	63,957	77,398

Total interest income	2,339,906	2,333,657

Interest Expense
Deposits	550,387	463,186
Federal Home Loan Bank advances	42,233	277,186

Total interest expense	592,620	740,372

Net Interest Income	1,747,286	1,593,285

Provision for Credit Losses	—	—

Net Interest Income After Provision for Credit Losses	1,747,286	1,593,285

Noninterest Income
Service fees on deposits	62,915	79,354
Late charges and fees on loans	40,010	35,653
Gain on sale of loans	—	5,168
Loan servicing fees	7,286	9,599
Loss on sale of investments	(12,088)	—
Gain on sale of repossessed assets	528	—
Bank owned life insurance	12,206	16,570
Other income	3,917	5,364

Total noninterest income	114,774	151,708

Noninterest Expense
Salaries and employee benefits	759,099	627,528
Directors fees	22,800	19,200
Occupancy and equipment	168,971	122,441
Data processing fees	197,480	179,578
Franchise taxes	34,040	31,777
FDIC insurance premiums	18,836	21,024
Professional services	146,321	104,570
Deposit account services expense	36,475	73,773
Advertising	28,158	23,995
Loan expenses	60,408	81,544
Other	180,702	114,135

Total noninterest expense	1,653,290	1,399,565

Income before income taxes	208,770	345,428

Provision for income taxes	37,500	69,120

Net Income	$171,270	$276,308

Earnings per share - basic	$0.18	$0.29

Earnings per share - diluted	$0.18	$0.29

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended December 31, 2025 and 2024

(unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net income	$171,270	$276,308

Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	103,658	(257,556)

Reclassification adjustment for realized loss on sale of securities	12,088	—

Tax benefit (expense)	(24,306)	54,087

Other comprehensive (loss) income	91,440	(203,469)

Comprehensive income	$262,710	$72,839

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2025 and 2024

(unaudited)

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the three months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
December 31, 2025	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2025	$9,959	$8,368,876	$(709,269)	$96,360	$(96,360)	$17,343,618	$(389,846)	$24,623,338

Net income	—	—	—	—	—	171,270	—	171,270

Share based compensation	—	41,783	—	—	—	—	—	41,783

ESOP shares allocated to participants	—	31,740	54,560	—	—	—	—	86,300

Repurchase of common stock, 1,342 shares	(13)	(21,039)	342	—	—	—	—	(20,710)

Other comprehensive income	—	—	—	—	—	—	91,440	91,440

Balance at December 31, 2025	$9,946	$8,421,360	$(654,367)	$96,360	$(96,360)	$17,514,888	$(298,406)	$24,993,421

For the three months ended
December 31, 2024
Balance at October 1, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

Net income	—	—	—	—	—	276,308	—	276,308

ESOP shares allocated to participants	—	13,987	54,552	—	—	—	—	68,539

Other comprehensive loss	—	—	—	—	—	—	(203,469)	(203,469)

Balance at December 31, 2024	$10,229	$8,672,640	$(709,268)	$96,360	$(96,360)	$16,647,621	$(526,811)	$24,094,411

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2025 and 2024

(unaudited)

	Three Months Ended
	December 31,
	2025	2024
Operating Activities
Net income	$171,270	$276,308
Adjustments to reconcile net income to net cash provided (used ) in operating activities:
Depreciation and amortization	115,475	87,653
Amortization of premiums and discounts	(1,185)	3,311
Amortization of deferred loan fees	(26,342)	(19,041)
Deferred income taxes	(7,088)	19,598
ESOP compensation expense	86,300	68,539
Gain on sale of loans	—	(5,168)
Proceeds from sales of loans	—	256,094
Loans originated for sale	—	(706,559)
Loss on sale of investment securities	12,088	—
Gain on sale of repossessed assets	(528)	—
Increase in cash surrender value of bank-owned life insurance	(12,206)	(11,822)
Share based compensation	41,783	—
Changes in:
Accrued interest receivable	125,112	55,326
Other assets	122,149	123,509
Other liabilities	(276,897)	(161,643)

Net cash provided by (used in) operating activities	349,931	(13,895)

Investing Activities
Purchases of available-for-sale securities	(2,266,933)	(277,432)
Proceeds from sales of available-for-sale securites	2,058,697	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	157,900	151,197
Principal repayments on securities held-to-maturity	4,082	7,072
Net change in loans	1,075,417	179,929
Purchase of premises and equipment	(96,648)	(103,663)
Purchases of FHLB stock	—	(80,100)
Proceeds from redemption of FHLB stock	161,200	—
Proceeds from sale of repossessed assets	19,200	—

Net cash provided (used in) investing activities	1,112,915	(122,997)

Financing Activities
Net increase (decrease) in deposits	2,929,911	(877,800)
Proceeds from FHLB advances - short term	—	21,000,000
Repayment of FHLB advances - short term	(5,000,000)	(21,000,000)
Repurchase of common stock	(20,710)	—

Net cash used in financing activities	(2,090,799)	(877,800)

Change in Cash and Cash Equivalents	(627,953)	(1,014,692)

Cash and Cash Equivalents, Beginning of Period	5,363,187	5,897,596

Cash and Cash Equivalents, End of Period	$4,735,234	$4,882,904

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$2,590,584	$653,889

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to repossessed assets	$18,672	$—

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of December 31, 2025, and for the interim three month periods ended December 31, 2025 and 2024 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three months ended December 31, 2025, are not necessarily indicative of the results to be obtained for the fiscal year ending September 30, 2026.

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

Mercer Savings is an Ohio chartered stock bank engaged primarily in the business of providing a variety of deposit and lending services to individual customers primarily in Mercer and Darke counties in Ohio, and Adams and Jay counties in Indiana. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, agricultural, commercial, home equity lines of credit and installment loans, and indirect automobile loans. Its operations are conducted through its four office locations in Celina, Ft. Recovery and Greenville, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of and for the three months ended December 31, 2025, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale securities at December 31, 2025 and September 30, 2025.

Accrued interest receivable on available-for-sale debt securities totaled $49,224 and $86,443 at December 31, 2025 and September 30, 2025, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity securities at December 31, 2025 and September 30, 2025.

Accrued interest receivable on held-to-maturity debt securities totaled $334 and $334 at December 31, 2025 and September 30, 2025, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Accrued interest receivable on loans totaled $491,592 and $560,972 at December 31, 2025 and September 30, 2025, respectively, and is included within accrued interest receivable on the balance sheet. This amount is excluded from the estimate of expected credit losses.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

It is the Bank’s policy that any loans modified for borrowers experiencing financial difficulty on nonaccrual status prior to being modified remain on nonaccrual status until nine months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Bank reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan

Unfunded Commitments

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Note 2:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
December 31, 2025
U.S. Government agencies	$1,098,426	$18,497	$(3,565)	$1,113,358
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,768,449	37,659	(163,788)	3,642,320
State and political subdivisions	5,334,440	19,245	(285,777)	5,067,908

	$10,201,315	$75,401	$(453,130)	$9,823,586

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
September 30, 2025
U.S. Government agencies	2,476,121	17,389	(5,960)	2,487,550
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,984,674	26,641	(188,437)	3,822,878
State and political subdivisions	3,688,794	—	(343,108)	3,345,686

	$10,149,589	$44,030	$(537,505)	$9,656,114

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
December 31, 2025
Mortgage-backed Government Sponsored Enterprises (GSEs)	$63,435	$—	$(509)	$62,926

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Securities:
September 30, 2025
Mortgage-backed Government Sponsored Enterprises (GSEs)	$67,723	$—	$(543)	$67,180

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company had no allowance for credit losses on available-for-sale and held-to-maturity securities at December 31, 2025 and September 30, 2025.

The amortized cost and fair value of available-for-sale securities at December 31, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
December 31, 2025
Within one year	$—	$—
One to five years	—	—
Five to ten years	1,331,555	1,310,509
After ten years	5,101,311	4,870,757
	6,432,866	6,181,266
Mortgage-backed GSEs	3,768,449	3,642,320
Totals	$10,201,315	$9,823,586

Maturity information for held-to-maturity securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $1.1 million at December 31, 2025 and September 30, 2025.

Proceeds from sales of available for sale securities totaled approximately $2.1 million during the three-month period ended December 31, 2025, resulting in gross realized losses of $12,000. There were no sales of available for sale securities during the three-month period end December 31, 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 20 securities at December 31, 2025 and 25 securities at September 30, 2025, was approximately $6.5 million and $8.4 million or 66% and 86%, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit-related.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and September 30, 2025:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$617,978	$(3,565)	$—	$—	$617,978	$(3,565)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	2,811,650	(163,788)	2,811,650	(163,788)
State and political subdivisions	—	—	3,016,245	(285,777)	3,016,245	(285,777)
	$617,978	$(3,565)	$5,827,895	$(449,565)	$6,445,873	$(453,130)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	$—	$62,926	(509)	62,926	(509)

Total	$617,978	$(3,565)	$5,890,821	$(450,074)	$6,508,799	$(453,639)

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$1,994,040	$(5,960)	$1,994,040	$(5,960)
Mortgage-backed Government Sponsored Enterprises (GSEs)	560,974	(15,975)	2,418,879	(172,462)	2,979,853	(188,437)
State and political subdivisions	1,414,624	(67,653)	1,931,062	(275,455)	3,345,686	(343,108)
	$1,975,598	$(83,628)	$6,343,981	$(453,877)	$8,319,579	$(537,505)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	67,180	(543)	67,180	(543)

Total	$1,975,598	$(83,628)	$6,411,161	$(454,420)	$8,386,759	$(538,048)

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at December 31, 2025 and September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at December 31, 2025 and September 30, 2025.

Note 3:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	December 31,	September 30,
	2025	2025

Real estate loans:
Residential	$82,973,747	$78,774,355
Multi-family	1,189,731	1,204,664
Agricultural	42,174,498	46,317,040
Commercial	2,303,098	2,326,429
Construction and land	4,452,493	4,264,994
Home equity line of credit (HELOC)	4,789,750	4,771,614
Commercial and industrial	1,078,903	1,233,406
Consumer	4,831,305	5,085,548

Total loans	143,793,525	143,978,050

Less:
Undisbursed loans in process	430,384	415,915
Net deferred loan fees	302,499	304,570
Allowance for credit losses	913,370	960,307

Net loans	$142,147,272	$142,297,258

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans at December 31, 2025 and September 30, 2025, were approximately $16.0 million and $16.4 million respectively. At December 31, 2025 and September 30, 2025 the mortgage-servicing rights included in other assets on the balance sheet were approximately $108,000 and $111,000, respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31, 2025
		Provision
	Balance	(credit)			Balance
	October 1, 2025	for credit losses	Charge-offs	Recoveries	December 31, 2025

Real estate loans:
Residential	$745,709	$(31,682)	$—	$—	$714,027
Multi-family	2,409	(30)	—	—	2,379
Agricultural	92,634	(8,577)	—	—	84,057
Commercial	4,653	(65)	—	—	4,588
Construction and land	8,530	375	—	—	8,905
Home equity line of credit (HELOC)	14,315	54	—	—	14,369
Commercial and industrial	2,453	(295)	—	—	2,158
Consumer	89,604	40,220	(105,076)	58,139	82,887

Allowance for credit losses on loans	$960,307	$—	$(105,076)	$58,139	$913,370

	Three Months Ended December 31, 2024
		Provision
	Balance	(credit)			Balance
	October 1, 2024	for credit losses	Charge-offs	Recoveries	December 31, 2024
Real estate loans:
Residential	$691,852	$(27,799)	$—	$—	$664,053
Multi-family	2,525	(24)	—	—	2,501
Agricultural	107,284	4,964	—	—	112,248
Commercial	4,917	(319)	—	—	4,598
Construction and land	92,660	(10,875)	—	—	81,785
Home equity line of credit (HELOC)	14,910	(215)	—	—	14,695
Commercial and industrial	3,314	44	—	—	3,358
Consumer	45,806	34,224	(3,497)	—	76,533

Total loans	$963,268	$—	$(3,497)	$—	$959,771

The Company had $629,000 of loans individually evaluated at December 31, 2025, and $1.3 million of loans individually evaluated at September 30, 2025. The Company had no loans identified as collateral dependent at December 31, 2025 or September 30, 2025.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of December 31, 2025 and September 30, 2025, follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
December 31, 2025
Commercial real estate
Risk Rating
Pass	$-	$189,729	$368,468	$-	$726,550	$1,018,351	$-	$-	$2,303,098
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$189,729	$368,468	$-	$726,550	$1,018,351	$-	$-	$2,303,098

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$1,138,477	$1,376,648	$1,774,615	$23,653	$62,552	$76,548	$-	$-	$4,452,493
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,138,477	$1,376,648	$1,774,615	$23,653	$62,552	$76,548	$-	$-	$4,452,493

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$-	$345,703	$733,200	$-	$1,078,903
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$345,703	$733,200	$-	$1,078,903

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$-	$-	$922,789	$266,942	$-	$-	$1,189,731
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$922,789	$266,942	$-	$-	$1,189,731

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$-	$2,837,853	$13,865,925	$8,901,381	$7,668,703	$8,653,353	$-	$-	$41,927,215
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	247,283	-	-	-	247,283
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$2,837,853	$13,865,925	$8,901,381	$7,915,986	$8,653,353	$-	$-	$42,174,498

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$1,138,477	$4,404,230	$16,009,008	$8,925,033	$9,380,594	$10,360,895	$733,200	$-	$50,951,440
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	247,283	-	-	-	247,283
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,138,477	$4,404,230	$16,009,008	$8,925,033	$9,627,877	$10,360,895	$733,200	$-	$51,198,723

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
September 30, 2025
Commercial real estate
Risk Rating
Pass	$190,000	$369,645	$-	$731,021	$905,151	$130,612	$-	$-	$2,326,429
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$190,000	$369,645	$-	$731,021	$905,151	$130,612	$-	$-	$2,326,429

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$918,152	$3,176,710	$-	$87,960	$13,578	$21,899	$-	$-	$4,218,299
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	46,695	-	-	46,695
Doubtful	-	-	-	-	-	-	-	-	-
Total	$918,152	$3,176,710	$-	$87,960	$13,578	$68,594	$-	$-	$4,264,994

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$124,594	$257,022	$851,790	$-	$1,233,406
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$124,594	$257,022	$851,790	$-	$1,233,406

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$-	$929,569	$-	$275,095	$-	$-	$1,204,664
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$929,569	$-	$275,095	$-	$-	$1,204,664

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$901,007	$15,856,843	$10,492,312	$7,589,939	$4,318,434	$6,467,816	$-	$-	$45,626,351
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	293,231	250,092	-	147,366	-	-	690,689
Doubtful	-	-	-	-	-	-	-	-	-
Total	$901,007	$15,856,843	$10,785,543	$7,840,031	$4,318,434	$6,615,182	$-	$-	$46,317,040

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$2,009,159	$19,403,198	$10,492,312	$9,338,489	$5,361,757	$7,152,444	$851,790	$-	$54,609,149
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	293,231	250,092	-	194,061	-	-	737,384
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,009,159	$19,403,198	$10,785,543	$9,588,581	$5,361,757	$7,346,505	$851,790	$-	$55,346,533

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2026	2025	2024		2023		2022		Prior		Cost Basis		Cost Basis		Total
December 31, 2025
Residential real estate and HELOC
Payment Performance
Performing	$8,285,051	$13,307,212		$6,665,795		$4,341,152		$12,337,371		$37,575,757		$4,789,750		$93,625	$87,395,713
Nonperforming	-	-		-		-		-		367,784		-		-	367,784
Total	$8,285,051	$13,307,212		$6,665,795		$4,341,152		$12,337,371		$37,943,541		$4,789,750		$93,625	$87,763,497

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$255,249	$1,430,274		$209,927		$2,862,458		$42,088		$31,309		$-		$-	$4,831,305
Nonperforming	-	-		-		-		-		-		-		-	-
Total	$255,249	$1,430,274		$209,927		$2,862,458		$42,088		$31,309		$-		$-	$4,831,305

Consumer
Current period gross charge-offs	$-	$88,511		$16,565		$-		$-		$-		$-		$-	$105,076

Total
Payment Performance
Performing	$8,540,300	$14,737,486		$6,875,722		$7,203,610		$12,379,459		$37,607,066		$4,789,750		$93,625	$92,227,018
Nonperforming	-	-	-	-	-	-	-	-	-	367,784	-	-	-	-	367,784
Total	$8,540,300	$14,737,486		$6,875,722		$7,203,610		$12,379,459		$37,974,850		$4,789,750		$93,625	$92,594,802

	Term Loans Amortized Cost Basis by Origination Year										Revolving Loans		Revolving Loans
	For The Years Ending September 30,										Amortized		Amortized
	2025	2024	2023		2022		2021		Prior		Cost Basis		Cost Basis		Total
September 30, 2025
Residential real estate and HELOC
Payment Performance
Performing	$12,630,915	$8,140,586		$5,183,326		$9,284,260		$17,417,339		$25,437,880		$4,771,614		$98,177	$82,964,097
Nonperforming	-	-		-		116,431		259,992		205,449		-		-	581,872
Total	$12,630,915	$8,140,586		$5,183,326		$9,400,691		$17,677,331		$25,643,329		$4,771,614		$98,177	$83,545,969

Residential real estate
Current period gross charge-offs	$-	$-		$-		$-		$-		$-		$-		$-	$-

Consumer
Payment Performance
Performing	$1,545,259	$146,486		$3,255,323		$49,261		$23,431		$36,588		$-		$-	$5,056,348
Nonperforming	-	26,873		-		2,327		-		-		-		-	29,200
Total	$1,545,259	$173,359		$3,255,323		$51,588		$23,431		$36,588		$-		$-	$5,085,548

Consumer
Current period gross charge-offs	$156	$18,040		$138,992		$-		$-		$-		$-		$-	$157,188

Total
Payment Performance
Performing	$14,176,174	$8,287,072		$8,438,649		$9,333,521		$17,440,770		$25,474,468		$4,771,614		$98,177	$88,020,445
Nonperforming	-	26,873	-	-	-	118,758	-	259,992	-	205,449	-	-	-	-	611,072
Total	$14,176,174	$8,313,945		$8,438,649		$9,452,279		$17,700,762		$25,679,917		$4,771,614		$98,177	$88,631,517

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended December 31, 2025 or the year ended September 30, 2025.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2025 and September 30, 2025:

	December 31, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$2,118,593	$65,239	$350,824	$2,534,656	$80,439,091	$82,973,747	$—
Multi-family	—	—	—	—	1,189,731	1,189,731	—
Agricultural	—	—	—	—	42,174,498	42,174,498	—
Commercial	—	—	—	—	2,303,098	2,303,098	—
Construction and land	—	—	—	—	4,452,493	4,452,493	—
Home equity line of credit (HELOC)	106,637	—	—	106,637	4,683,113	4,789,750	—
Commercial and industrial	16,463	—	—	16,463	1,062,440	1,078,903	—
Consumer	65,932	—	45,147	111,079	4,720,226	4,831,305	45,147

Total	$2,307,625	$65,239	$395,971	$2,768,835	$141,024,690	$143,793,525	$45,147

	September 30, 2025
			Greater than				Total Loans>
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Residential	$575,867	$220,713	$581,873	$1,378,453	$77,395,902	$78,774,355	$116,431
Multi-family	—	—	—	—	1,204,664	1,204,664	—
Agricultural	—	156,881	690,990	847,871	45,469,169	46,317,040	440,598
Commercial	—	—	—	—	2,326,429	2,326,429	—
Construction and land	—	—	46,695	46,695	4,218,299	4,264,994	46,695
Home equity line of credit (HELOC)	—	—	—	—	4,771,614	4,771,614	—
Commercial and industrial	24,814	—	—	24,814	1,208,592	1,233,406	—
Consumer	21,247	—	29,200	50,447	5,035,101	5,085,548	29,200

Total	$621,928	$377,594	$1,348,758	$2,348,280	$141,629,770	$143,978,050	$632,924

The Company had no loans identified as collateral dependent as of December 31, 2025 and September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company’s total nonaccrual loans at December 31, 2025 and September 30, 2025, were as follows:

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
December 31, 2025
Residential real estate loans	$363,874	$3,910	$367,784	$—	$367,784
Agricultural	247,283	—	247,283	—	247,283
Consumer	—	—	—	45,147	45,147

	$611,157	$3,910	$615,067	$45,147	$660,214

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
September 30, 2025
Residential real estate loans	$461,488	$3,953	$465,441	$116,431	$581,872
Construction and land	250,092	—	250,092	440,598	690,690
Commercial and industrial	-	—	-	46,695	46,695
Consumer	-	—	-	29,200	29,200

	$711,580	$3,953	$715,533	$632,924	$1,348,457

There were no loans modified for borrowers experiencing financial difficulty during the three months ended December 31, 2025 and 2024 and during the year ended September 30, 2025. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the three months ended December 31, 2025 and 2024 and during the year ended September 30, 2025.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2025 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2025
Total Capital
(to Risk-Weighted Assets)	$23,299	18.6%	$10,015	8.0%	$12,519	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$22,386	17.9%	$7,511	6.0%	$10,015	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$22,386	17.9%	$5,633	4.5%	$8,137	6.5%

Tier I Capital
(to Average Total Assets)	$22,386	12.6%	$7,079	4.0%	$8,849	5.0%

As of September 30, 2025
Total Capital
(to Risk-Weighted Assets)	$23,037	17.8%	$10,342	8.0%	$12,928	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$22,072	17.1%	$7,757	6.0%	$10,342	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$22,072	17.1%	$5,817	4.5%	$8,403	6.5%

Tier I Capital
(to Average Total Assets)	$22,072	12.5%	$7,047	4.0%	$8,808	5.0%

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and September 30, 2025:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
U.S. Government agencies	$1,113,358	$—	$1,113,358	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,642,320	—	3,642,320	—
State and political subdivisions	5,067,908	—	5,067,908	—

September 30, 2025
U.S. Government agencies	$2,487,550	$—	$2,487,550	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,822,878	—	3,822,878	—
State and political subdivisions	3,345,686	—	3,345,686	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended December 31, 2025 and the year ended September 30, 2025.

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

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2025 and September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$4,735,234	$4,735,234	$4,735,234	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	63,435	62,926	—	62,926	—
Loans held for sale	7,094,236	7,419,000	—	—	7,419,000
Loans, net	142,147,272	136,381,000	—	—	136,381,000
FHLB stock	1,046,900	1,046,900	—	1,046,900	—
Bank owned life insurance	1,888,660	1,888,660	1,888,660	—	—
Accrued interest receivable	553,245	553,245	553,245	—	—

Financial liabilities:
Deposits	146,917,940	147,043,353	95,123,353	—	51,920,000
FHLB advances	1,000,000	1,000,000	—	1,000,000	—
Accrued interest payable	412,072	412,072	412,072	—	—

September 30, 2025
Financial assets:
Cash and cash equivalents	$5,363,187	$5,363,187	$5,363,187	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity securities	67,723	67,180	—	67,180	—
Loans held for sale	8,051,398	8,461,000	—	—	8,461,000
Loans, net	142,297,258	135,944,000	—	—	135,944,000
FHLB stock	1,208,100	1,208,100	—	1,208,100	—
Bank owned life insurance	1,876,454	1,876,454	1,876,454	—	—
Accrued interest receivable	678,357	678,357	678,357	—	—

Financial liabilities:
Deposits	143,988,029	145,550,412	93,702,412	—	51,848,000
FHLB advances	6,000,000	5,999,000	—	5,999,000	—
Accrued interest payable	319,239	319,239	319,239	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The allowance for credit losses for off balance sheet liabilities was $5,000 at December 31, 2025 and September 30, 2025, and was being held in other liabilities on the balance sheet.

Commitments outstanding were as follows:

	December 31,	September 30,
	2025	2025
Commitments to originate loans	$4,011,554	$2,445,371
Undisbursed balance of loans closed	7,117,286	7,154,955

Total	$11,128,840	$9,600,326

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2025	2024

Net income	$ 171,270	$ 276,308

Weighted-average common shares outstanding, gross	1,027,349	1,022,970

Less unallocated ESOP shares	(70,867)	(70,926)

Weighted-average common shares outstanding	956,482	952,044

Basic earnings per share	$ 0.18	$ 0.29

Weighted-average common shares outstanding	956,482	952,044

Diluted effect of share based compensation	14,834	-

Weighted-average common shares outstanding - Diluted	971,316	952,044

Diluted earnings per share	$ 0.18	$ 0.29

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

Activity in the ESOP for the three months ended December 31, 2025 and 2024 is as follows:

	For the Three Months Ended
	December 31,
	2025	2024
Shares committed to be released to participants	—	—
Shares allocated to participants	16,368	10,912
Unreleased shares	65,470	70,926

ESOP shares at end of plan year	81,838	81,838

Fair value of unreleased shares	$ 1,031,153	$ 992,964

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

A summary of the status of the Company’s unvested restricted shares as of December 31, 2025, and changes during the three month period then ended, is presented below:

		Weighted-average
		Grant Date
	Shares	Fair Value

Nonvested shares, October 1, 2025	31,504	$ 14.05
Awarded	-	-
Vested	-	-
Forfeited	-	-

Nonvested shares, December 31, 2025	31,504	$ 14.05

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity for the three month period ended December 31, 2025:

Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual Term	Intrinsic
December 31, 2025	Shares	Exercise Price	(Years)	Value

Outstanding, beginning of period	81,634	$ 14.06	9.48	$ 117,786
Awarded	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding, end of period	81,634	$ 14.06	9.23	$ 138,195

Shares exercisable at December 31, 2025	-	$ -

As of December 31, 2025, there was approximately $707,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 4.2 years. During the three months ended December 31, 2025, the Company recorded $22,000 in share-based compensation expense related to restricted stock awards, which is included in salaries and employee benefits and director fees. During three months ended December 31, 2025, the Company recorded $20,000 in share-based compensation expense related to stock options, which is included in salaries and employee benefits and director fees.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2025 as filed with the SEC on December 19, 2025.

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

Comparison of Financial Condition at December 31, 2025 and September 30, 2025

Total Assets. Total assets were $174.2 million at December 31, 2025, a decrease of $2.0 million, or 1.1%, from September 30, 2025. The decrease was due primarily to decreases loans held for sale of $957,000, cash and cash equivelants of $628,000, Federal Home Loan Bank stock of $161,000, and loans of $150,000, which were partially offset by increases in securities available for sale of $167,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $628,000, or 11.7%, to $4.7 million at December 31, 2025 from $5.4 million at September 30, 2025. The decrease was due primarily to paying down Federal Home Loan Bank advances, partially offset by funds received from the increase in deposits and decreases in loans during the three months ended December 31, 2025.

Investment Securities. Investment securities available for sale and held to maturity increased $167,000 to $9.8 million at December 31, 2025 compared to September 30, 2025. During the three months ended December 31, 2025, securities purchases of $2.3 million were partially offset by sales, maturities and repayments of $2.1 million, while the fair value of available for sale securities increased by $116,000.

The yield on investment securities was 3.21% for the three months ended December 31, 2025, compared to 2.93% for the three months ended December 31, 2024, reflecting the increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale decreased by $957,000, or 11.9% to $7.1 million at December 31, 2025 compared to September 30, 2025. The decrease in loans held for sale was primarily due to paydowns of those loans. During the three months ended December 31, 2025, no new auto loans were originated for sale and there were no mortgage loans originated for sale. No sales of auto loans occurred during the three months ended December 31, 2025, and no sales of mortgage loans occurred during the three months ended December 31, 2025.

Net Loans. Net loans decreased by $150,000, or 0.1%, to $142.1 million at December 31, 2025 from $142.3 million at September 30, 2025. During the three months ended December 31, 2025, residential real estate loans increased $4.2 million, or 5.3%, to $83.0 million at December 31, 2025, from $78.8 million at September 30, 2025, construction and land loans increased $187,000, or 4.4%, to $4.5 million at December 31, 2025, from $4.3 million at September 30, 2025, consumer loans decreased $254,000, or 5.0%, to $4.8 million at December 31, 2025 compared to September 30, 2025, and agricultural real estate loans decreased $4.1 million, or 8.9%, to a total of $42.2 million at December 31, 2025.

The Bank operates amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Premises and Equipment. Premises and equipment decreased $15,000, or 0.3%, to $5.1 million during the three months ended December 31, 2025, compared to $5.2 million at September 30, 2025. The decrease was due primarily to depreciation expense of $112,000, partially offset by $99,000 in equipment purchases. The new equipment purchases were primarily related to the new mobile branch and the core conversion.

Deposits. Deposits increased by $2.9 million, or 2.0%, to $146.9 million at December 31, 2025 from $144.0 million at September 30, 2025. Core deposits (which we define as savings accounts, money markets, other savings deposits and checking accounts) increased $1.4 million, or 1.5%, to $95.1 million at December 31, 2025 from $93.7 million at September 30, 2025. Certificates of deposit increased $1.5 million, or 3.0%, to $51.8 million at December 31, 2025 from September 30, 2025. The increase in certificates of deposit was due primarily to an increase in brokered deposits of $2.0 million, partially offset by a $361,000 decrease in customer certificates of deposit.

During the three months ended December 31, 2025, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $1.0 million at December 31, 2025, a decrease of $5.0 million, or 83.3%, from September 30, 2025. Advances were repaid primarily from proceeds from deposit growth and repayments on loans held for sale, as well as cash and cash equivalents. Advances totaling $1.0 million are scheduled to mature within one year from December 31, 2025.

Shareholders’ Equity. Shareholders’ equity increased $370,000, or 1.5%, to $25.0 million at December 31, 2025, compared to September 30, 2025. The increase resulted primarily from net income of $171,000 for the three months ended December 31, 2025, a $91,000 increase to equity through a reduction in accumulated other comprehensive loss, a decrease of $55,000 in shares acquired by ESOP, and an increase in additional paid in capital of $52,000.

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

	For the Three Months Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$154,436	$2,192	5.68%	$142,068	$2,170	6.11%
Taxable securities	5,604	44	3.14	8,123	58	2.86
Tax-exempt securities	4,874	40	3.28	3,628	28	3.09
Interest-earning deposits and other	4,755	64	5.38	5,265	77	5.85
Total interest-earning assets	169,669	2,340	5.52	159,084	2,333	5.87
Noninterest-earning assets	8,265			22,947
Allowance for credit losses	(947)			(967)
Total assets	$176,987			$181,064

Interest-bearing liabilities:
Interest-bearing demand deposits	$32,120	2	0.02%	$40,985	3	0.03%
Savings deposits	48,394	91	0.75	36,760	73	0.79
Certificates of deposit	52,272	458	3.50	40,633	387	3.81
Total interest-bearing deposits	132,786	551	1.66	118,378	463	1.56
Federal Home Loan Bank advances	3,462	42	4.85	22,500	277	4.92
Total interest-bearing liabilities	136,248	593	1.74	140,878	740	2.10
Noninterest-bearing demand deposits	14,132			15,123
Other noninterest-bearing liabilities	1,819			1,089
Total liabilities	152,199			157,090
Equity	24,788			23,974
Total liabilities and equity	$176,987			$181,064
Net interest income		$1,747			$1,593
Net interest rate spread (2)			3.78%			3.77%
Net interest-earning assets (3)	$33,421			$18,206
Net interest margin (4)			4.12%			4.01%
Average interest-earning assets to interest-bearing liabilities	124.53%			112.92%

(1)	Net deferred fee income included in interest earned on loans totaled $26,000 and $19,000 for the three months ended December 31, 2025 and 2024.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	December 31, 2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$181	$(159)	$22
Taxable securities	(19)	5	(14)
Tax exempt-securities	10	2	12
Interest-earning deposits and other	(7)	(6)	(13)
Total interest-earning assets	165	(158)	7

Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	—	(1)
Savings deposits	22	(4)	18
Certificates of deposit	104	(33)	71
Total interest-bearing deposits	125	(37)	88
Federal Home Loan Bank Advances	(231)	(4)	(235)
Total interest-bearing liabilities	(106)	(41)	(147)

Change in net interest income	$271	$(117)	$154

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024

General. Net income for the three months ended December 31, 2025, was $171,000, a decrease of $105,000, or 38.0%, compared to $276,000 for the three months ended December 31, 2024. The decrease in net income was primarily due to a $259,000 increase in noninterest expense, and a $32,000 decease in noninterest income, which were partially offset by a $154,000 increase in net interest income, and a $32,000 decrease in income taxes.

Interest Income. Interest income increased $6,000, or 0.3%, to $2.3 million for the three months ended December 31, 2025 from the three months ended December 31, 2024. This increase was attributable to a $22,000, or 1.0%, increase in interest on loans receivable, partially offset by a $2,000, or 2.8%, decrease in interest on investment securities and a $13,000, or 17.4%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended December 31, 2025 increased by $12.4 million, or 8.7%, from the balance for the three months ended December 31, 2024, while the average yield on loans decreased by 43 basis points to 5.68% for the three months ended December 31, 2025 from 6.11% for the three months ended December 31, 2024. The decrease in the average yield on loans reflects the recent decreases in the overall interest rate environment, as the Federal Reserve Board acted to decrease the federal funds rate three times, a total of 75 basis points, in 2025. These decreases in market interest rates have caused interest rates on the Bank’s adjustable-rate loans to adjust downward.

The average yield on investment securities increased by 28 basis points to 3.21% for the three months ended December 31, 2025, from 2.93% for the three months ended December 31, 2024, while the average balance of investment securities decreased $1.3 million to $10.5 million for the three months ended December 31, 2025, from $11.8 million for the three months ended December 31, 2024.

Interest income on other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $13,000, or 16.9%, for the three months ended December 31, 2025, due primarily to a decrease in the average balance of $510,000, or 9.7%, and a decrease in the average yield of 47 basis points to 5.38% for the three months ended December 31, 2025, from 5.85% for the three months ended December 31, 2024.

Interest Expense. Total interest expense decreased $148,000, or 20.0%, to $593,000 for the three months ended December 31, 2025, from $740,000 for the three months ended December 31, 2024. Interest expense on deposits increased $87,000, or 18.8%, due primarily to an increase of 10 basis points in the average cost of deposits to 1.66% for the three months ended December 31, 2025, from 1.56% for the three months ended December 31, 2024, and an increase of $14.4 million, or 12.2%, in the average balance of interest-bearing deposits to $132.8 million for the three months ended December 31, 2025, from $118.4 million for the three months ended December 31, 2024.

Interest expense on borrowings decreased $235,000, or 84.8%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The decrease was due to a $19.0 million decrease in the average balance outstanding, to $3.5 million for the three months ended December 31, 2025, from $22.5 million for the three months ended December 31, 2024, and a seven basis point decrease in the weighted-average rate, to 4.85% for the three months ended December 31, 2025, from 4.92% for the three months ended December 31, 2024.

Net Interest Income. Net interest income increased $154,000, or 9.7%, to $1.7 million for the three months ended December 31, 2025, compared to $1.6 million for the three months ended December 31, 2024. The increase reflected an increase in the net interest margin to 4.12% for the three months ended December 31, 2025, from 4.01% for the three months ended December 31, 2024. The net interest margin was impacted by a series of market interest rate increases in the past several years, although in 2025 there were three decreases in the federal funds rate, totaling 75 basis points, by the Federal Reserve Board.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management recorded no provision for credit losses for the three-month periods ended December 31, 2025 and 2024. The allowance for credit losses was $913,000 at December 31, 2025 and $960,000 at September 30, 2025 and represented 0.64% and 0.67% of total loans at December 31, 2025 and September 30, 2025, respectively. The determination of the adequacy of the allowance for credit losses included consideration of the levels of nonperforming loans, delinquent loans and net charge-offs of loans in both periods.

Total nonperforming loans were $660,000 at December 31, 2025, compared to $1.3 million at September 30, 2025. Classified loans totaled $615,000 at December 31, 2025, compared to $716,000 at September 30, 2025, and total loans past due 30 days and greater were $2.8 million and $2.3 million at those respective dates. Changes in residential real estate loans were responsible for the increase in non-performing, classified, and past due loans. As a percentage of nonperforming loans, the allowance for credit losses was 138.3% at December 31, 2025 compared to 71.2% at September 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $120,000 for the three months ended December 31, 2025, a decrease of $32,000, or 21.0%, from $152,000 for the three months ended December 31, 2024. During the three months ended December 31, 2025, a $16,000, or 20.7%, decrease in service fees on deposits, a $5,000 decrease in gain on sale of loans, and a $12,000 increase in loss on sale of investments, were partially offset by an increase of $4,000, or 12.2%, in late charges and fees on loans. The increase in loss on sale of investments was the result of a strategic decision to increase the yield in our investment portfolio. The decrease in deposit service fee income was a result of reduced income from debit card processing as a result of our conversion to a new core processor.

Noninterest Expense. Noninterest expense increased $259,000, or 18.5%, to $1.7 million for the three months ended December 31, 2025, compared to $1.4 million for the three months ended December 31, 2024. The increase was due primarily to a $132,000, or 21.0%, increase salaries and employee benefits, a $72,000, or 62.7%, increase in other expenses, a $47,000, or 38.0% increase in occupancy and equipment, a $42,000, or 39.9%, increase in professional services, and an $18,000, or 10.0%, increase in data processing, which were partially offset by $37,000, or 50.6%, decrease in deposit account services expense, and a $21,000, or 25.9%, decrease in loan expenses. The reasons for the increase in salaries and employee benefits were merit increases, and increased staff for the new branch office and new mobile branch office. The reason for the increase in other expenses was primarily due to premiums on brokered certificates of deposit and charge offs due to fraudulent activity. Occupancy and equipment increased primarily due to the opening of the new branch office and new mobile branch office. Professional fees increased primarily due to expense related to the switch in auditing firms. The reason for the lower deposit account services expense is that, as stated above, since the conversion to the new core processor, our income from debit card processing as well as the corresponding expenses have been lower.

Income Taxes. Income taxes decreased by $32,000, or 45.7%, to $38,000 for the three months ended December 31, 2025, compared to $69,000 for the three months ended December 31, 2024. The decrease in the income tax provision was due primarily to a $137,000, or 39.6% decrease in pretax income. The effective tax rates were 18.0% and 20.8% for the three months ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At December 31, 2025, we had $1.0 million of outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At December 31, 2025, we had the capacity to borrow an additional $49.4 million from the Federal Home Loan Bank of Cincinnati. At December 31, 2025 and 2024, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $11.0 million. The Bank had no borrowings drawn on this line at December 31, 2025, and had $1.0 million drawn on this line at December 31, 2024.

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

At December 31, 2025, Mercer Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.”  For further information, see Note 4 of the notes to the financial statements included as Part I, item 1 of this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended December 31, 2025.

			Total Number of	Maximum Number of
			Shares (or Units)	(Shares or Units)
	Total Number of	Weighted Average	Purchased as Part of a	that May Yet Be
	Shares (or Units)	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

October 1 to October 31, 2025	—	—	—	75,300
November 1 to November 30, 2025	—	—	—	75,300
December 1 to December 31, 2025	1,342	15.43	1,342	73,958

On December 18, 2024, the Company announced that it had adopted and received regulatory non-objection to a stock repurchase program. Pursuant to the program, the Company may repurchase up to 102,297 shares of its common stock, which represented approximately 10% of the Company’s outstanding common shares at the time of adoption. As of December 31, 2025, the Company had repurchased 28,339 shares for a total purchase price of $407,000. The repurchase program has no expiration date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended December 31, 2025 none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101

The following materials for the quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

Date: February 13, 2026	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: February 13, 2026	/s/Sherman E. Crum
Sherman E. Crum
Principal Financial Officer