Form 10-Q
period 2026-03-31
Mercer Bancorp, Inc.
filed 2026-05-12
CIK 1967306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, 1,013,303 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Mercer Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

Mercer Bancorp, Inc.

Consolidated Balance Sheets

March 31, 2026 (unaudited) and September 30, 2025 (audited)

	March 31,	September 30,
	2026	2025
Assets
Cash and due from banks	$2,600,454	$2,576,165
Interest-bearing deposits in other financial institutions	2,229,165	713,022
Federal funds sold	1,122,000	2,074,000
Cash and cash equivalents	5,951,619	5,363,187

Interest-bearing time deposits	100,000	100,000
Debt securities, available-for-sale, at fair value	9,726,039	9,656,114
Held-to-maturity securities, at amortized cost	60,210	67,723
Loans held for sale	6,146,205	8,051,398
Loans receivable	142,711,469	143,257,565
Allowance for credit losses	(866,241)	(960,307)
Net loans	141,845,228	142,297,258

Premises and equipment	5,078,211	5,151,721
Federal Home Loan Bank stock	921,500	1,208,100
Bank owned life insurance	1,900,697	1,876,454
Accrued interest receivable	639,336	678,357
Federal Home Loan Bank lender risk account	421,737	434,749
Deferred federal income taxes	201,657	233,548
Other assets	943,294	1,053,048

Total assets	$173,935,733	$176,171,657

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand - non interest bearing	$14,070,495	$14,720,941
Demand - interest bearing	50,025,078	43,738,535
Savings and money market	34,448,299	35,242,936
Time	48,010,393	50,285,617

Total deposits	146,554,265	143,988,029

Advances from the Federal Home Loan Bank	1,000,000	6,000,000
Directors plan liability	349,560	370,729
Accrued interest payable and other liabilities	931,811	1,189,561

Total liabilities	148,835,636	151,548,319

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares of $0.01 par value, none issued	—	—
Common stock - authorized 9,000,000 shares of $0.01 par value, issued and outstanding 1,013,303 and 1,027,477 shares	9,818	9,959
at March 31, 2026 and September 30, 2025, respectively
Additional paid-in capital	8,225,708	8,368,876
Shares acquired by ESOP	(654,367)	(709,269)
Shares issued to irrevocable trust	96,360	96,360
Shares held in irrevocable trust	(96,360)	(96,360)
Retained earnings	17,787,027	17,343,618
Accumulated other comprehensive loss	(268,089)	(389,846)

Total shareholders' equity	25,100,097	24,623,338

Total liabilities and shareholders' equity	$173,935,733	$176,171,657

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Income

For the Three and Six Months Ended March 31, 2026 and 2025

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest Income
Loans	$2,231,741	$2,153,054	$4,424,154	$4,323,346
Debt securities	85,631	84,748	169,167	170,715
Interest-bearing deposits and other	55,314	70,953	119,271	148,351

Total interest income	2,372,686	2,308,755	4,712,592	4,642,412

Interest Expense
Deposits	541,853	411,608	1,092,240	874,794
Federal Home Loan Bank advances	10,307	246,540	52,540	523,726

Total interest expense	552,160	658,148	1,144,780	1,398,520

Net Interest Income	1,820,526	1,650,607	3,567,812	3,243,892

Provision for Credit Losses	15,000	28,000	15,000	28,000

Net Interest Income After Provision for Credit Losses	1,805,526	1,622,607	3,552,812	3,215,892

Noninterest Income
Service fees on deposits	60,905	68,797	123,820	148,151
Late charges and fees on loans	39,016	26,960	79,026	62,613
Gain on sale of loans	3,037	6,984	3,037	12,152
Loan servicing fees	6,951	11,311	14,237	20,910
Loss on sale of investments	—	—	(12,088)	—
Gain on sale of foreclosed real estate	6,833	6,982	7,361	6,982
Bank owned life insurance	12,037	16,335	24,243	32,905
Other income	4,467	4,828	8,384	10,192

Total noninterest income	133,246	142,197	248,020	293,905

Noninterest Expense
Salaries and employee benefits	810,793	614,051	1,569,892	1,241,579
Directors fees	22,800	19,200	45,600	38,400
Occupancy and equipment	168,512	135,302	337,483	257,743
Data processing fees	151,304	367,797	348,784	547,375
Franchise taxes	37,812	40,260	71,852	72,037
FDIC insurance premiums	19,405	20,306	38,241	41,330
Professional services	122,788	181,608	269,109	286,178
Deposit account services expense	32,682	73,268	69,157	147,041
Advertising	19,103	18,810	47,261	42,805
Loan expenses	70,625	76,737	131,033	158,281
Other	147,504	174,199	328,206	288,334

Total noninterest expense	1,603,328	1,721,538	3,256,618	3,121,103

Income before income taxes	335,444	43,266	544,214	388,694

Provision for income taxes	63,305	7,899	100,805	77,019

Net Income	$272,139	$35,367	$443,409	$311,675

Earnings per share - basic	$0.28	$0.04	$0.45	$0.33

Earnings per share - diluted	$0.28	$0.04	$0.45	$0.33

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended March 31, 2026 and 2025

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$272,139	$35,367	$443,409	$311,675

Other comprehensive (loss) income:
Net unrealized (losses) gains on debt securities available-for-sale	38,377	9,725	142,034	(247,831)

Reclassification adjustment for realized loss on sale of debt securities	—	—	12,088	—

Tax benefit (expense)	(8,060)	(2,043)	(32,365)	52,044

Other comprehensive (loss) income	30,317	7,682	121,757	(195,787)

Comprehensive income	$302,456	$43,049	$565,166	$115,888

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended March 31, 2026 and 2025

(unaudited)

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the three months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
March 31, 2026	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at January 1, 2026	$9,946	$8,421,360	$(654,367)	$96,360	$(96,360)	$17,514,888	$(298,406)	$24,993,421

Net income	—	—	—	—	—	272,139	—	272,139

Share based compensation	16	18,534	—	—	—	—	—	18,550

Repurchase of common stock, 14,468 shares	(144)	(214,186)	—	—	—	—	—	(214,330)

Other comprehensive income, net of tax	—	—	—	—	—	—	30,317	30,317

Balance at March 31, 2026	$9,818	$8,225,708	$(654,367)	$96,360	$(96,360)	$17,787,027	$(268,089)	$25,100,097

For the three months ended
March 31, 2025
Balance at January 1, 2025	$10,229	$8,672,640	$(709,269)	$96,360	$(96,360)	$16,647,621	$(526,811)	$24,094,410

Net income	—	—	—	—	—	35,367	—	35,367

Issuance of restricted stock	83	(83)	—	—	—	—	—	-

Repurchase of common stock, 16,997 shares	(170)	(239,957)	—	—	—	—	—	(240,127)

Other comprehensive income, net of tax	—	—	—	—	—	—	7,682	7,682

Balance at March 31, 2025	$10,142	$8,432,600	$(709,269)	$96,360	$(96,360)	$16,682,988	$(519,129)	$23,897,332

							Accumulated
		Additional	Shares	Shares Issued	Shares Held		Other
For the six months ended	Common	Paid-in	Acquired by	to Irrevocable	to Irrevocable	Retained	Comprehensive
March 31, 2026	Stock	Capital	ESOP	Trust	Trust	Earnings	Loss	Total
Balance at October 1, 2025	$9,959	$8,368,876	$(709,269)	$96,360	$(96,360)	$17,343,618	$(389,846)	$24,623,338

Net income	—	—	—	—	—	443,409	—	443,409

Share based compensation	16	60,317	—	—	—	—	—	60,333

ESOP shares allocated to participants	—	31,740	54,560	—	—	—	—	86,300

Repurchase of common stock, 15,810 shares	(157)	(235,225)	342	—	—	—	—	(235,040)

Other comprehensive income, net of tax	—	—	—	—	—	—	121,757	121,757

Balance at March 31, 2026	$9,818	$8,225,708	$(654,367)	$96,360	$(96,360)	$17,787,027	$(268,089)	$25,100,097

For the six months ended
March 31, 2025
Balance at October 1, 2024	$10,229	$8,658,653	$(763,820)	$96,360	$(96,360)	$16,371,313	$(323,342)	$23,953,033

Net income	—	—	—	—	—	311,675	—	311,675

Issuance of restricted stock	83	(83)	—	—	—	—	—	—

ESOP shares allocated to participants	—	13,987	54,551	—	—	—	—	68,538

Repurchase of common stock, 26,397 shares	(170)	(239,957)	—	—	—	—	—	(240,127)

Other comprehensive loss, net of tax	—	—	—	—	—	—	(195,787)	(195,787)

Balance at March 31, 2025	$10,142	$8,432,600	$(709,269)	$96,360	$(96,360)	$16,682,988	$(519,129)	$23,897,332

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2026 and 2025

(unaudited)

	Six Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$443,409	$311,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	231,801	87,653
Amortization of premiums and discounts	(2,191)	6,356
Amortization of deferred loan fees	(54,626)	(19,041)
Deferred income taxes	(474)	23,360
Provision for credit losses	15,000	28,000
ESOP compensation expense	86,300	68,538
Gain on sale of loans	(3,037)	(12,152)
Proceeds from sales of loans	175,721	520,183
Loans originated for sale	(175,000)	(665,448)
Loss on sale of investments	12,088	—
Gain on sale of foreclosed real estate	(7,361)	(6,982)
Increase in cash surrender value of bank-owned life insurance	(24,243)	(23,404)
Share based compensation	60,333	—
Changes in:
Accrued interest receivable	39,021	8,491
Other assets	193,681	(204,474)
Other liabilities	(268,505)	(19,640)

Net cash provided by operating activities	721,917	103,115

Investing Activities
Purchases of debt securities available-for-sale	(2,266,933)	(277,432)
Proceeds from sales of debt securities available-for-sale	2,058,697	—
Proceeds from calls, maturities and paydowns of debt securities available-for-sale	282,918	1,309,964
Principal repayments on debt securities held-to-maturity	7,130	14,452
Net change in loans	2,243,107	1,769,425
Purchase of premises and equipment	(152,455)	(1,073,812)
Purchases of FHLB stock	—	(80,100)
Proceeds from redemption of FHLB stock	286,600	—
Proceeds from sale of foreclosed assets	76,255	54,300

Net cash provided by investing activities	2,535,319	1,716,797

Financing Activities
Net change in deposits	2,566,236	4,232,288
Proceeds from FHLB advances - short term	—	41,000,000
Repayment of FHLB advances - short term	(5,000,000)	(46,000,000)
Repurchase of common stock	(235,040)	(240,127)

Net cash used in financing activities	(2,668,804)	(1,007,839)

Change in Cash and Cash Equivalents	588,432	812,073

Cash and Cash Equivalents, Beginning of Period	5,363,187	5,897,596

Cash and Cash Equivalents, End of Period	$5,951,619	$6,709,669

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$1,114,603	$1,312,038
Income taxes	—	300,000

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed real estate	$156,059	$47,318

See Notes to Consolidated Financial Statements

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Inclusion of Unaudited Information

The financial information included herein as of March 31, 2026, and for the interim three and six months periods ended March 31, 2026 and 2025 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and six months ended March 31, 2026, are not necessarily indicative of the results to be obtained for the fiscal year ending September 30, 2026.

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

Mercer Savings is an Ohio chartered stock bank engaged primarily in the business of providing a variety of deposit and lending services to individual customers primarily in Mercer and Darke counties in Ohio, and Adams and Jay counties in Indiana. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, agricultural, commercial, home equity lines of credit and installment loans, and indirect automobile loans. Its operations are conducted through its four office locations in Celina, Ft. Recovery and Greenville, Ohio, one office location in Berne, Indiana, and a mobile branch serving Geneva and Decatur, Indiana. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of and for the three and six months ended March 31, 2026, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

(Unaudited)

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

Lender Risk Account (LRA)

The Federal Home Loan Bank (FHLB) requires institutions participating in its mortgage loan sales program to place a portion of the sale proceeds in a lender risk account (LRA). The LRA is maintained to offset any credit losses associated with loans sold to the FHLB by the participating institution as well as losses experienced by the overall loan pool should an individual institution’s LRA be fully exhausted. The loan sale agreements provide for the FHLB to begin distributions of the LRA funds to the Company after loan pools have had five years of payment history. After five years, the required LRA balance is recalculated at least annually and excess amounts are returned to the participating institutions.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Allowance for Credit Losses

Debt Securities Available-for-Sale

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

For debt securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on available-for-sale debt securities at March 31, 2026 and September 30, 2025.

Accrued interest receivable on available-for-sale debt securities totaled $76,355 and $86,443 at March 31, 2026 and September 30, 2025, respectively, and is included within accrued interest receivable on the consolidated balance sheets. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Debt Securities Held-to-Maturity

The Company measures expected credit losses on held-to-maturity debt securities, which are comprised of U.S. government sponsored enterprise mortgage-back securities and residential mortgage-backed securities. The Company’s residential mortgage-backed security holdings are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management concluded that no allowance for credit losses was required on held-to-maturity debt securities at March 31, 2026 and September 30, 2025.

Accrued interest receivable on held-to-maturity debt securities totaled $289 and $334 at March 31, 2026 and September 30, 2025, respectively, and is included within accrued interest receivable on the consolidated balance sheets. This amount is excluded from the estimate of expected credit losses. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accrued interest receivable on loans totaled $553,559 and $560,972 at March 31, 2026 and September 30, 2025, respectively, and is included within accrued interest receivable on the consolidated balance sheets. This amount is excluded from the estimate of expected credit losses.

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

Servicing Assets

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are included in other assets on the consolidated balance sheets.

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

forfeiture rate as part of its initial determination of the fair-value of options granted and then adjusts forfeitures as they occur.

Note 2:    Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
March 31, 2026
U.S. Government agencies	$1,101,652	$17,382	$(6,307)	$1,112,727
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,631,260	32,818	(162,504)	3,501,574
State and political subdivisions	5,332,480	23,950	(244,692)	5,111,738

	$10,065,392	$74,150	$(413,503)	$9,726,039

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
September 30, 2025
U.S. Government agencies	2,476,121	17,389	(5,960)	2,487,550
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,984,674	26,641	(188,437)	3,822,878
State and political subdivisions	3,688,794	—	(343,108)	3,345,686

	$10,149,589	$44,030	$(537,505)	$9,656,114

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
March 31, 2026
Mortgage-backed Government Sponsored Enterprises (GSEs)	$60,210	$—	$(610)	$59,600

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
September 30, 2025
Mortgage-backed Government Sponsored Enterprises (GSEs)	$67,723	$—	$(543)	$67,180

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company had no allowance for credit losses on available-for-sale and held-to-maturity debt securities at March 31, 2026 and September 30, 2025.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2026 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value
March 31, 2026
Within one year	$—	$—
One to five years	—	—
Five to ten years	1,330,145	1,307,917
After ten years	5,103,987	4,916,548
	6,434,132	6,224,465
Mortgage-backed GSEs	3,631,260	3,501,574
Totals	$10,065,392	$9,726,039

Maturity information for held-to-maturity debt securities is not presented since expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $1.1 million at March 31, 2026 and September 30, 2025.

There were no sales of available for sale debt securities during the three month period ended March 31, 2026. Proceeds from sales of available for sale debt securities totaled approximately $2.1 million during the six-month period ended March 31, 2026, resulting in gross realized losses of $12,000.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments, comprised of 19 securities at March 31, 2026 and 25 securities at September 30, 2025, was approximately $6.4 million and $8.4 million or 65% and 86%, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are not credit-related.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, for which an allowance for credit loss has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and September 30, 2025:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Debt Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$617,693	$(6,307)	$—	$—	$617,693	$(6,307)
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	2,694,576	(162,504)	2,694,576	(162,504)
State and political subdivisions	569,560	(7,450)	2,485,341	(237,242)	3,054,901	(244,692)
	$1,187,253	$(13,757)	$5,179,917	$(399,746)	$6,367,170	$(413,503)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	$—	$59,600	(610)	59,600	(610)

Total	$1,187,253	$(13,757)	$5,239,517	$(400,356)	$6,426,770	$(414,113)

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Debt Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government agencies	$—	$—	$1,994,040	$(5,960)	$1,994,040	$(5,960)
Mortgage-backed Government Sponsored Enterprises (GSEs)	560,974	(15,975)	2,418,879	(172,462)	2,979,853	(188,437)
State and political subdivisions	1,414,624	(67,653)	1,931,062	(275,455)	3,345,686	(343,108)
	$1,975,598	$(83,628)	$6,343,981	$(453,877)	$8,319,579	$(537,505)

Held to maturity
Mortgage-backed Government Sponsored Enterprises (GSEs)	—	—	67,180	(543)	67,180	(543)

Total	$1,975,598	$(83,628)	$6,411,161	$(454,420)	$8,386,759	$(538,048)

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at March 31, 2026 and September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Mortgage-backed GSEs

The unrealized losses on the Company’s investment in residential mortgage-backed government sponsored enterprises were caused primarily by changes in interest rates. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has not established an allowance for credit losses for these securities at March 31, 2026 and September 30, 2025.

Note 3:    Loans and Allowance for Credit Losses

Categories of loans were as follows:

	March 31,	September 30,
	2026	2025

Real estate loans:
Residential	$87,860,463	$78,774,355
Multi-family	1,012,288	1,204,664
Agricultural	37,472,449	46,317,040
Commercial	2,276,659	2,326,429
Construction and land	5,014,490	4,264,994
Home equity line of credit (HELOC)	4,320,535	4,771,614
Commercial and industrial	1,089,499	1,233,406
Consumer	4,393,219	5,085,548

Total loans	143,439,602	143,978,050

Less:
Undisbursed loans in process	433,789	415,915
Net deferred loan fees	294,344	304,570
Allowance for credit losses	866,241	960,307

Net loans	$141,845,228	$142,297,258

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at March 31, 2026 and September 30, 2025, were approximately $15.6 million and $16.4 million respectively. At March 31, 2026 and September 30, 2025 the mortgage-servicing rights included in other assets on the consolidated balance sheets were approximately $106,000 and $111,000, respectively.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
		Provision
	Balance	(credit)			Balance
	January 1, 2026	for credit losses	Charge-offs	Recoveries	March 31, 2026

Real estate loans:
Residential	$714,027	$(40,750)	$—	$—	$673,277
Multi-family	2,379	(354)	—	—	2,025
Agricultural	84,057	(9,112)	—	—	74,945
Commercial	4,588	(35)	—	—	4,553
Construction and land	8,905	1,124	—	—	10,029
Home equity line of credit (HELOC)	14,369	(1,407)	—	—	12,962
Commercial and industrial	2,158	75	—	—	2,233
Consumer	82,887	65,459	(182,315)	120,186	86,217

Allowance for credit losses on loans	$913,370	$15,000	$(182,315)	$120,186	$866,241

	Three Months Ended March 31, 2025
		Provision
	Balance	(credit)			Balance
	January 1, 2025	for credit losses	Charge-offs	Recoveries	March 31, 2025
Real estate loans:
Residential	$664,053	$(6,655)	$—	$—	$657,398
Multi-family	2,501	(36)	—	—	2,465
Agricultural	112,248	(2,537)	—	—	109,711
Commercial	4,598	(111)	—	—	4,487
Construction and land	81,785	(8,853)	—	—	72,932
Home equity line of credit (HELOC)	14,695	(420)	—	—	14,275
Commercial and industrial	3,358	65	—	—	3,423
Consumer	76,533	46,547	(125,040)	71,227	69,267

Total loans	$959,771	$28,000	$(125,040)	$71,227	$933,958

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended March 31, 2026
		Provision
	Balance	(credit)			Balance
	October 1, 2025	for credit losses	Charge-offs	Recoveries	March 31, 2026
Real estate loans:
Residential	$745,709	$(72,432)	$—	$—	$673,277
Multi-family	2,409	(384)	—	—	2,025
Agricultural	92,634	(17,689)	—	—	74,945
Commercial	4,653	(100)	—	—	4,553
Construction and land	8,530	1,499	—	—	10,029
Home equity line of credit (HELOC)	14,315	(1,353)	—	—	12,962
Commercial and industrial	2,453	(220)	—	—	2,233
Consumer	89,604	105,679	(294,700)	185,634	86,217

Allowance for credit losses on loans	$960,307	$15,000	$(294,700)	$185,634	$866,241

	Six Months Ended March 31, 2025
		Provision
	Balance	(credit)			Balance
	October 1, 2024	for credit losses	Charge-offs	Recoveries	March 31, 2025
Real estate loans:
Residential	$691,852	$(34,454)	$—	$—	$657,398
Multi-family	2,525	(60)	—	—	2,465
Agricultural	107,284	2,427	—	—	109,711
Commercial	4,917	(430)	—	—	4,487
Construction and land	92,660	(19,728)	—	—	72,932
Home equity line of credit (HELOC)	14,910	(635)	—	—	14,275
Commercial and industrial	3,314	109	—	—	3,423
Consumer	45,806	$80,771	(129,452)	72,142	69,267

Allowance for credit losses on loans	$963,268	$28,000	$(129,452)	$72,142	$933,958

The Company had $639,000 of loans individually evaluated at March 31, 2026, and $1.6 million of loans individually evaluated at September 30, 2025. The Company had no loans identified as collateral dependent at March 31, 2026 or September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

(Unaudited)

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of March 31, 2026 and September 30, 2025, follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
March 31, 2026
Commercial real estate
Risk Rating
Pass	$-	$189,317	$367,869	$-	$721,976	$997,497	$-	$-	$2,276,659
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$189,317	$367,869	$-	$721,976	$997,497	$-	$-	$2,276,659

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$2,024,687	$1,066,136	$1,764,494	$23,418	$61,688	$74,067	$-	$-	$5,014,490
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,024,687	$1,066,136	$1,764,494	$23,418	$61,688	$74,067	$-	$-	$5,014,490

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$-	$301,217	$788,282	$-	$1,089,499
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$301,217	$788,282	$-	$1,089,499

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$-	$-	$915,880	$96,408	$-	$-	$1,012,288
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$915,880	$96,408	$-	$-	$1,012,288

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$-	$2,409,758	$11,900,387	$8,269,182	$7,295,759	$7,597,363	$-	$-	$37,472,449
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$2,409,758	$11,900,387	$8,269,182	$7,295,759	$7,597,363	$-	$-	$37,472,449

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$2,024,687	$3,665,211	$14,032,750	$8,292,600	$8,995,303	$9,066,552	$788,282	$-	$46,865,385
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,024,687	$3,665,211	$14,032,750	$8,292,600	$8,995,303	$9,066,552	$788,282	$-	$46,865,385

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
September 30, 2025
Commercial real estate
Risk Rating
Pass	$190,000	$369,645	$-	$731,021	$905,151	$130,612	$-	$-	$2,326,429
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$190,000	$369,645	$-	$731,021	$905,151	$130,612	$-	$-	$2,326,429

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land
Risk Rating
Pass	$918,152	$3,176,710	$-	$87,960	$13,578	$21,899	$-	$-	$4,218,299
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	46,695	-	-	46,695
Doubtful	-	-	-	-	-	-	-	-	-
Total	$918,152	$3,176,710	$-	$87,960	$13,578	$68,594	$-	$-	$4,264,994

Construction and land
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$-	$-	$-	$-	$124,594	$257,022	$851,790	$-	$1,233,406
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$124,594	$257,022	$851,790	$-	$1,233,406

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Multi Family
Risk Rating
Pass	$-	$-	$-	$929,569	$-	$275,095	$-	$-	$1,204,664
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$929,569	$-	$275,095	$-	$-	$1,204,664

Multi Family
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Risk Rating
Pass	$901,007	$15,856,843	$10,492,312	$7,589,939	$4,318,434	$6,467,816	$-	$-	$45,626,351
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	293,231	250,092	-	147,366	-	-	690,689
Doubtful	-	-	-	-	-	-	-	-	-
Total	$901,007	$15,856,843	$10,785,543	$7,840,031	$4,318,434	$6,615,182	$-	$-	$46,317,040

Agricultural
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$2,009,159	$19,403,198	$10,492,312	$9,338,489	$5,361,757	$7,152,444	$851,790	$-	$54,609,149
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	293,231	250,092	-	194,061	-	-	737,384
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,009,159	$19,403,198	$10,785,543	$9,588,581	$5,361,757	$7,346,505	$851,790	$-	$55,346,533

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes.  Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
March 31, 2026
Residential real estate
Payment Performance
Performing	$16,268,460	$12,461,734	$6,181,169	$4,319,691	$12,003,258	$36,350,688	$4,320,535	$86,761	$91,992,296
Nonperforming	-	-	-	-	-	188,702	-	-	188,702
Total	$16,268,460	$12,461,734	$6,181,169	$4,319,691	$12,003,258	$36,539,390	$4,320,535	$86,761	$92,180,998

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$504,919	$1,230,865	$172,374	$2,393,935	$23,218	$22,761	$-	$-	$4,348,072
Nonperforming	-	-	-	45,147	-	-	-	-	45,147
Total	$504,919	$1,230,865	$172,374	$2,439,082	$23,218	$22,761	$-	$-	$4,393,219

Consumer
Current period gross charge-offs	$-	$57,363	$210,172	$27,165	$-	$-	$-	$-	$294,700

Total
Payment Performance
Performing	$16,773,379	$13,692,599	$6,353,543	$6,713,626	$12,026,476	$36,373,449	$4,320,535	$86,761	$96,340,368
Nonperforming	-	-	-	45,147	-	188,702	-	-	233,849
Total	$16,773,379	$13,692,599	$6,353,543	$6,758,773	$12,026,476	$36,562,151	$4,320,535	$86,761	$96,574,217

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans
	For The Years Ending September 30,						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
September 30, 2025
Residential real estate
Payment Performance
Performing	$12,630,915	$8,140,586	$5,183,326	$9,284,260	$17,417,339	$25,437,880	$4,771,614	$98,177	$82,964,097
Nonperforming	-	-	-	116,431	259,992	205,449	-	-	581,872
Total	$12,630,915	$8,140,586	$5,183,326	$9,400,691	$17,677,331	$25,643,329	$4,771,614	$98,177	$83,545,969

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,545,259	$146,486	$3,255,323	$49,261	$23,431	$36,588	$-	$-	$5,056,348
Nonperforming	-	26,873	-	2,327	-	-	-	-	29,200
Total	$1,545,259	$173,359	$3,255,323	$51,588	$23,431	$36,588	$-	$-	$5,085,548

Consumer
Current period gross charge-offs	$156	$18,040	$138,992	$-	$-	$-	$-	$-	$157,188

Total
Payment Performance
Performing	$14,176,174	$8,287,072	$8,438,649	$9,333,521	$17,440,770	$25,474,468	$4,771,614	$98,177	$88,020,445
Nonperforming	-	26,873	-	118,758	259,992	205,449	-	-	611,072
Total	$14,176,174	$8,313,945	$8,438,649	$9,452,279	$17,700,762	$25,679,917	$4,771,614	$98,177	$88,631,517

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended March 31, 2026 or the year ended September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2026 and September 30, 2025:

	March 31, 2026
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Residential	$602,053	$—	$124,510	$726,563	$87,133,900	$87,860,463	$—
Multi-family	—	—	—	—	1,012,288	1,012,288	—
Agricultural	—	—	—	—	37,472,449	37,472,449	—
Commercial	—	—	—	—	2,276,659	2,276,659	—
Construction and land	—	—	44,918	44,918	4,969,572	5,014,490	—
Home equity line of credit (HELOC)	—	—	—	—	4,320,535	4,320,535	—
Commercial and industrial	—	—	—	—	1,089,499	1,089,499	—
Consumer	103,531	—	45,147	148,678	4,244,541	4,393,219	45,147

Total	$705,584	$—	$214,575	$920,159	$142,519,443	$143,439,602	$45,147

	September 30, 2025
			Greater than				Total Loans>
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Residential	$575,867	$220,713	$581,873	$1,378,453	$77,395,902	$78,774,355	$116,431
Multi-family	—	—	—	—	1,204,664	1,204,664	—
Agricultural	—	156,881	690,990	847,871	45,469,169	46,317,040	440,598
Commercial	—	—	—	—	2,326,429	2,326,429	—
Construction and land	—	—	46,695	46,695	4,218,299	4,264,994	46,695
Home equity line of credit (HELOC)	—	—	—	—	4,771,614	4,771,614	—
Commercial and industrial	24,814	—	—	24,814	1,208,592	1,233,406	—
Consumer	21,247	—	29,200	50,447	5,035,101	5,085,548	29,200

Total	$621,928	$377,594	$1,348,758	$2,348,280	$141,629,770	$143,978,050	$632,924

The Company had no loans identified as collateral dependent as of March 31, 2026 and September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s total nonaccrual loans at March 31, 2026 and September 30, 2025, were as follows:

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
March 31, 2026
Residential real estate loans	$184,792	$3,910	$188,702	$—	$188,702
Agricultural	-	—	-	—	-
Consumer	—	—	—	45,147	45,147

	$184,792	$3,910	$188,702	$45,147	$233,849

	Nonaccrual Loans			Loans Past Due
	With No Allowance	With Allowance		Over 90 Days	Total
	for Credit Loss	for Credit Loss	Total	and Still Accruing	Nonperforming
September 30, 2025
Residential real estate loans	$461,488	$3,953	$465,441	$116,431	$581,872
Construction and land	250,092	—	250,092	440,598	690,690
Commercial and industrial	-	—	-	46,695	46,695
Consumer	-	—	-	29,200	29,200

	$711,580	$3,953	$715,533	$632,924	$1,348,457

There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 and during the year ended September 30, 2025. There were no loans modified for borrowers experiencing financial difficulty in the past 12 months that subsequently defaulted during the three months ended March 31, 2026 and 2025 and during the year ended September 30, 2025.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2026, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2026 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Bank’s actual and required capital amounts and ratios are as follows (table amounts in thousands):

					To Be Well Capitalized
					Under
					Prompt Corrective
			For Capital Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2026
Total Capital
(to Risk-Weighted Assets)	$23,663	19.5%	$9,719	8.0%	$12,149	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$22,797	18.8%	$7,289	6.0%	$9,719	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$22,797	18.8%	$5,467	4.5%	$7,897	6.5%

Tier I Capital
(to Average Total Assets)	$22,797	13.0%	$7,039	4.0%	$8,798	5.0%

As of September 30, 2025
Total Capital
(to Risk-Weighted Assets)	$23,037	17.8%	$10,342	8.0%	$12,928	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$22,072	17.1%	$7,757	6.0%	$10,342	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$22,072	17.1%	$5,817	4.5%	$8,403	6.5%

Tier I Capital
(to Average Total Assets)	$22,072	12.5%	$7,047	4.0%	$8,808	5.0%

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and September 30, 2025:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
U.S. Government agencies	$1,112,727	$—	$1,112,727	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,501,574	—	3,501,574	—
State and political subdivisions	5,111,738	—	5,111,738	—

September 30, 2025
U.S. Government agencies	$2,487,550	$—	$2,487,550	$—
Mortgage-backed Government Sponsored Enterprises (GSEs)	3,822,878	—	3,822,878	—
State and political subdivisions	3,345,686	—	3,345,686	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended March 31, 2026 and the year ended September 30, 2025.

Debt Securities Available-for-Sale

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

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2026 and September 30, 2025.

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The estimated fair values of the Company’s financial instruments not carried at fair value on the concolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$5,951,619	$5,951,619	$5,951,619	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity debt securities	60,210	59,600	—	59,600	—
Loans held for sale	6,146,205	6,618,000	—	—	6,618,000
Loans, net	141,845,228	135,597,000	—	—	135,597,000
FHLB Stock	921,500	921,500	—	921,500	—
Bank owned life insurance	1,900,697	1,900,697	1,900,697	—	—
Accrued interest receivable	639,336	639,336	639,336	—	—

Financial liabilities:
Deposits	146,554,265	146,653,872	98,543,872	—	48,110,000
FHLB advances	1,000,000	1,000,000	—	1,000,000	—
Accrued interest payable	349,560	349,560	349,560	—	—

September 30, 2025
Financial assets:
Cash and cash equivalents	$5,363,187	$5,363,187	$5,363,187	$—	$—
Interest-bearing time deposits	100,000	100,000	100,000	—	—
Held-to-maturity debt securities	67,723	67,180	—	67,180	—
Loans held for sale	8,051,398	8,461,000	—	—	8,461,000
Loans, net	142,297,258	135,944,000	—	—	135,944,000
FHLB Stock	1,208,100	1,208,100	—	1,208,100	—
Bank owned life insurance	1,876,454	1,876,454	1,876,454	—	—
Accrued interest receivable	678,357	678,357	678,357	—	—

Financial liabilities:
Deposits	143,988,029	145,550,412	93,702,412	—	51,848,000
FHLB advances	6,000,000	5,999,999	—	5,999,999	—
Accrued interest payable	319,239	319,239	319,239	—	—

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

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The allowance for credit losses for off balance sheet liabilities was $5,000 at March 31, 2026 and September 30, 2025, and was being held in other liabilities on the consolidated balance sheets.

Commitments outstanding were as follows:

	March 31,	September 30,
	2026	2025
Commitments to originate loans	$4,863,197	$2,445,371
Undisbursed balance of loans closed	6,989,053	7,154,955

Total	$11,852,250	$9,600,326

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net income	$ 272,139	$ 35,367	$ 443,409	$ 311,675

Weighted-average common shares outstanding, gross	1,020,656	1,018,575	1,023,399	1,020,797

Less unallocated ESOP shares	(65,470)	(70,926)	(68,213)	(73,654)

Weighted-average common shares outstanding	955,186	947,649	955,186	947,143

Basic earnings per share	$ 0.28	$ 0.04	$ 0.45	$ 0.33

Weighted-average common shares outstanding	955,186	947,649	955,186	947,143

Diluted effect of share based compensation	18,656	-	20,552	-

Weighted-average common shares outstanding - Diluted	973,842	947,649	975,738	947,143

Diluted earnings per share	$ 0.28	$ 0.04	$ 0.45	$ 0.33

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Activity in the ESOP for the six months ended March 31, 2026 and 2025 is as follows:

	For the Six Months Ended
	March 31,
	2026	2025
Shares committed to be released to participants	—	—
Shares allocated to participants	16,368	10,912
Unreleased shares	65,470	70,926

ESOP shares at end of plan year	81,838	81,838

Fair value of unreleased shares	$ 1,096,623	$ 992,964

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

A summary of the status of the Company’s unvested restricted shares as of March 31, 2026, and changes during the six month period then ended, is presented below:

		Weighted-average
		Grant Date
	Shares	Fair Value

Nonvested shares, October 1, 2025	31,504	$ 14.05
Awarded	-	-
Vested	(1,636)	14.20
Forfeited	-	-

Nonvested shares, March 31, 2026	29,868	$ 14.05

Mercer Bancorp, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes stock option activity for the six month period ended March 31, 2026:

			Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual Term	Intrinsic
March 31, 2026	Shares	Exercise Price	(Years)	Value

Outstanding, beginning of period	81,634	$ 14.06	9.23	$ 117,786
Awarded				-
Exercised				-
Forfeited	-	-	-	-

Outstanding, end of period	81,634	$ 14.06	8.98	$ 219,829

Shares exercisable at March 31, 2026	4,091	$ 14.20

As of March 31, 2026, there was approximately $665,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years. During the three and six months ended March 31, 2026, the Company recorded $22,000 and $44,000, respectively in share-based compensation expense related to restricted stock awards, which is included in salaries and employee benefits and director fees. During three and six months ended March 31, 2026, the Company recorded $20,000 and $39,000, respectively in share-based compensation expense related to stock options, which is included in salaries and employee benefits and director fees.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the consolidated balance sheets date. The allowance is established through the provision for credit losses which is charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

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

Comparison of Financial Condition at March 31, 2026 and September 30, 2025

Total Assets. Total assets were $173.9 million at March 31, 2026, a decrease of $2.2 million, or 1.3%, from September 30, 2025. The decrease was due primarily to decreases in loans held for sale of $1.9 million, loans of $452,000, Federal Home Loan Bank stock of $287,000, and other assets of $110,000, which were partially offset by increases in cash and cash equivalents of $588,000.

Cash and Cash Equivalents. Cash and cash equivalents increased by $588,000, or 11.0%, to $6.0 million at March 31, 2026 from $5.4 million at September 30, 2025. The increase was due primarily to the decrease in loans, and an increase in deposits, partially offset by the paying down of $5.0 million in Federal Home Loan Bank advances, during the three months ended March 31, 2026.

Debt Securities. Debt securities available for sale and held to maturity increased $62,000 to $9.8 million at March 31, 2026 compared to September 30, 2025. During the six months ended March 31, 2026, there were $2.3 million in securities purchases, and $2.1 million in sales, which resulted in a $12,088 loss. There were repayments or maturities of $302,000, while the fair value of available for sale securities increased by $142,000 during the six months ended March 31, 2026.

The yield on debt securities was 3.37% for the six months ended March 31, 2026, compared to 3.03% for the six months ended March 31, 2025, reflecting the increases in the overall interest rate environment.

Loans Held for Sale. Loans held for sale decreased by $1.9 million, or 23.7%, to $6.1 million at March 31, 2026 compared to September 30, 2025. The decrease in loans held for sale was primarily due to paydowns of those loans. During the six months ended March 31, 2026, no new auto loans were originated for sale and there were $175,000 in mortgage loans originated for sale. No sales of auto loans occurred during the six months ended March 31, 2026, and $175,000 in sales of mortgage loans occurred during the six months ended March 31, 2026.

Net Loans. Net loans decreased by $452,000, or 0.3%, to $141.8 million at March 31, 2026 from $142.3 million at September 30, 2025. During the six months ended March 31, 2026, residential real estate loans increased $9.1 million, or 11.5%, to $87.9 million at March 31, 2026, from $78.8 million at September 30, 2025, construction and land loans increased $749,000, or 17.6%, to $5.0 million at March 31, 2026, from $4.3 million at September 30, 2025, consumer loans decreased $692,000, or 13.6%, to $4.4 million at March 31, 2026 compared to September 30, 2025, and agricultural real estate loans decreased $8.8 million, or 19.1%, to a total of $37.4 million at March 31, 2026.

The Bank operates amid strong competition for one- to four-family residential mortgage loans and agricultural mortgage loans in our market area.

The Bank’s strategy includes growing the loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, agricultural real estate loans and automobile loans.

Premises and Equipment. Premises and equipment decreased $74,000, or 1.4%, to $5.1 million during the three months ended March 31, 2026, compared to $5.2 million at September 30, 2025. The decrease was due primarily to depreciation expense of $226,000, partially offset by $152,000 in equipment purchases. The new equipment purchases were primarily related to computer networking, the new mobile branch and the core conversion.

Deposits. Deposits increased by $2.6 million, or 1.8%, to $146.6 million at March 31, 2026 from $144.0 million at September 30, 2025. Core deposits (which we define as savings accounts, money markets, other savings deposits and checking accounts) increased $4.8 million, or 5.2%, to $98.5 million at March 31, 2026 from $93.7 million at September 30, 2025. Certificates of deposit decreased $2.3 million, or 4.5%, to $48.0 million at March 31, 2026 from September 30, 2025. The decrease in certificates of deposit was due primarily to a decrease in brokered deposits of $2.5 million, partially offset by a $225,000 increase in customer certificates of deposit.

During the six months ended March 31, 2026, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered and increased marketing. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank totaled $1.0 million at March 31, 2026, a decrease of $5.0 million, or 83.3%, from September 30, 2025. Advances were repaid primarily from proceeds from deposit growth and repayments on loans held for sale. Advances totaling $1.0 million are scheduled to mature within one year from March 31, 2026.

Shareholders’ Equity. Shareholders’ equity increased $477,000, or 1.9%, to $25.1 million at March 31, 2026, compared to September 30, 2025. The increase resulted primarily from net income of $443,000 for the six months ended March 31, 2026, a $122,000 increase to equity through a reduction in accumulated other comprehensive loss, and a decrease of $55,000 in shares acquired by ESOP, partially offset by a decrease in additional paid in capital of $143,000.

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

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$149,285	$2,232	5.98%	$155,787	$2,153	5.53%
Taxable securities	4,870	42	3.45	7,208	57	3.16
Tax-exempt securities	5,334	44	3.30	3,695	28	3.03
Interest-earning deposits and other	4,630	55	4.75	5,914	71	4.80
Total interest-earning assets	164,119	2,373	5.78	172,604	2,309	5.35
Noninterest-earning assets	13,761			8,797
Allowance for credit losses	(893)			(967)
Total assets	$176,987			$180,434

Interest-bearing liabilities:
Interest-bearing demand deposits	$33,401	2	0.02%	$30,488	2	0.03%
Savings deposits	48,789	101	0.83	47,423	73	0.62
Certificates of deposit	51,859	439	3.39	41,315	337	3.26
Total interest-bearing deposits	134,049	542	1.62	119,226	412	1.38
Federal Home Loan Bank advances	1,000	10	4.00	20,750	247	4.76
Total interest-bearing liabilities	135,049	552	1.63	139,976	659	1.88
Noninterest-bearing demand deposits	14,068			15,398
Other noninterest-bearing liabilities	2,768			1,397
Total liabilities	151,885			156,771
Equity	25,102			23,663
Total liabilities and equity	$176,987			$180,434
Net interest income		$1,821			$1,650
Net interest rate spread (2)			4.14%			3.47%
Net interest-earning assets (3)	$29,070			$32,628
Net interest margin (4)			4.44%			3.82%
Average interest-earning assets to interest-bearing liabilities	121.53%			123.31%

(1)	Net deferred fee income included in interest earned on loans totaled $26,000 and $19,000 for the three months ended March 31, 2026 and 2025, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$149,897	$4,424	5.90%	$156,233	$4,323	5.53%
Taxable securities	5,237	85	3.25	7,612	115	3.02
Tax-exempt securities	5,104	84	3.29	3,657	56	3.06
Interest-earning deposits and other	4,692	119	5.07	5,754	148	5.14
Total interest-earning assets	164,930	4,712	5.71	173,256	4,642	5.36
Noninterest-earning assets	14,793			8,431
Allowance for credit losses	(920)			(931)
Total assets	$178,803			$180,756

Interest-bearing liabilities:
Interest-bearing demand deposits	$32,761	4	0.02%	$30,276	4	0.03%
Savings deposits	48,591	192	0.79	49,272	146	0.59
Certificates of deposit	52,065	897	3.45	41,221	725	3.52
Total interest-bearing deposits	133,417	1,093	1.64	120,769	875	1.45
Federal Home Loan Bank advances	2,231	53	4.75	21,571	523	4.85
Total interest-bearing liabilities	135,648	1,146	1.69	142,340	1,398	1.96
Noninterest-bearing demand deposits	14,111			15,259
Other noninterest-bearing liabilities	4,106			2,680
Total liabilities	153,865			160,279
Equity	24,938			20,477
Total liabilities and equity	$178,803			$180,756
Net interest income		$3,566			$3,244
Net interest rate spread (2)			4.02%			3.40%
Net interest-earning assets (3)	$29,282			$30,916
Net interest margin (4)			4.32%			3.74%
Average interest-earning assets to interest-bearing liabilities	121.59%			121.72%

________________________________________

(1) Net deferred fee income included in interest earned on loans totaled $55,000 and $38,000 for the six months ended March 31, 2026 and 2025,

respectively.

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

	Three Months Ended
	March 31, 2026 vs. 2025
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(92)	$171	$79
Taxable securities	(20)	5	(15)
Tax exempt-securities	14	2	16
Interest-earning deposits and other	(16)	—	(16)
Total interest-earning assets	(114)	178	64

Interest-bearing liabilities:
Interest-bearing demand deposits	-	—	—
Savings deposits	2	26	28
Certificates of deposit	89	14	103
Total interest-bearing deposits	91	40	131
Federal Home Loan Bank Advances	(202)	(35)	(237)
Total interest-bearing liabilities	(111)	5	(106)

Change in net interest income	$(3)	$173	$170

	Six Months Ended
	March 31, 2026 vs. 2025
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(180)	281	$101
Taxable securities	(38)	8	(30)
Tax exempt-securities	24	4	28
Interest-earning deposits and other	(27)	(2)	(29)
Total interest-earning assets	(221)	291	70

Interest-bearing liabilities:
Interest-bearing demand deposits	—	—	—
Savings deposits	(2)	48	46
Certificates of deposit	186	(15)	171
Total interest-bearing deposits	184	33	217
Federal Home Loan Bank Advances	(460)	(10)	(470)
Total interest-bearing liabilities	(276)	23	(253)

Change in net interest income	$55	$268	$323

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income for the three months ended March 31, 2026, was $272,000, an increase of $237,000, or 669.5%, compared to $35,000 for the three months ended March 31, 2025. The increase in net income was primarily due to a $170,000 increase in net interest income, a $118,000 decrease in noninterest expense, and a $13,000 decrease in provision for credit losses, partially offset by a $9,000 decease in noninterest income, and a $55,000 increase in income taxes.

Interest Income. Interest income increased $64,000, or 2.8%, to $2.4 million for the three months ended March 31, 2026 from the three months ended March 31, 2025. This increase was attributable to a $79,000, or 3.7%, increase in interest on loans receivable, and a $1,000, or 1.0%, increase in interest on debt securities, partially offset by a $16,000, or 22.0%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the three months ended March 31, 2026 decreased by $6.5 million, or 4.2%, from the balance for the three months ended March 31, 2025, while the average yield on loans increased by 45 basis points to 5.98% for the three months ended March 31, 2026 from 5.53% for the three months ended March 31, 2025. The increase in the average yield on loans reflects the recent increases in the overall interest rate environment. These increases in market interest rates have caused interest rates on the Bank’s adjustable-rate loans to adjust upward.

The average yield on debt securities increased by 25 basis points to 3.37% for the three months ended March 31, 2026, from 3.12% for the three months ended March 31, 2025, while the average balance of debt securities decreased $699,000 to $10.2 million for the three months ended March 31, 2026, from $10.9 million for the three months ended March 31, 2025.

Interest income on other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $16,000, or 22.0%, for the three months ended March 31, 2026, due primarily to a decrease in the average balance of $1.3 million, or 21.7%, and a decrease in the average yield of five basis points to 4.75% for the three months ended March 31, 2026, from 4.80% for the three months ended March 31, 2025.

Interest Expense. Total interest expense decreased $106,000, or 16.1%, to $552,000 for the three months ended March 31, 2026, from $658,000 for the three months ended March 31, 2025. Interest expense on deposits increased $130,000, or 31.6%, due primarily to an increase of 24 basis points in the average cost of deposits to 1.62% for the three months ended March 31, 2026, from 1.38% for the three months ended March 31, 2025, and an increase of $14.8 million, or 12.4%, in the average balance of interest-bearing deposits to $134.0 million for the three months ended March 31, 2026, from $119.2 million for the three months ended March 31, 2025.

Interest expense on borrowings decreased $237,000, or 96.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was due to a $19.8 million decrease in the average balance outstanding, to $1.0 million for the three months ended March 31, 2026, from $20.8 million for the three months ended March 31, 2025, and a 76 basis point decrease in the weighted-average rate, to 4.00% for the three months ended March 31, 2026, from 4.76% for the three months ended March 31, 2025.

Net Interest Income. Net interest income increased $170,000, or 10.3%, to $1.8 million for the three months ended March 31, 2026, compared to $1.7 million for the three months ended March 31, 2025. The increase reflected an increase in the net interest margin to 4.44% for the three months ended March 31, 2026, from 3.82% for the three months ended March 31, 2025. The net interest margin was impacted by a series of market interest rate decreases in the past several years. In 2025 there were three decreases in the federal funds rate, totaling 75 basis points, by the Federal Reserve Board.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management recorded $15,000 in provision for credit losses for the three-month period ended March 31, 2026 and $28,000 in provision for credit losses for the three month period ended March 31, 2025. The allowance for credit losses was $866,000 at March 31, 2026 and $960,000 at September 30, 2025 and represented 0.60% and 0.67% of total loans at March 31, 2026 and September 30, 2025, respectively. The determination of the adequacy of the allowance for credit losses included consideration of the levels of nonperforming loans, delinquent loans and net charge-offs of loans in both periods.

Total nonperforming loans were $234,000 at March 31, 2026, compared to $1.3 million at September 30, 2025. Classified loans totaled $189,000 at March 31, 2026, compared to $716,000 at September 30, 2025, and total loans past due 30 days and greater were $920,000 and $2.3 million at those respective dates. During the core processor conversion in 2025, some customers were not receiving their statements in a timely manner, which contributed to elevated delinquencies in 2025. As of September 30, 2025, $2.3 million of loans past due greater than 30 days were at 31 days. The send dates for the statements have been adjusted and delinquencies have declined. As a percentage of nonperforming loans, the allowance for credit losses was 370.4% at March 31, 2026 compared to 71.2% at September 30, 2025. Changes in residential real estate loans and agricultural loans were responsible for the decrease in non-performing, classified, and past due loans. As a percentage of nonperforming loans, the allowance for credit losses was 370.4% at March 31, 2026 compared to 71.2% at September 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2026 and 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $133,000 for the three months ended March 31, 2026, a decrease of $9,000, or 6.30%, from $142,000 for the three months ended March 31, 2025. During the three months ended March 31, 2026, an $8,000, or 11.5%, decrease in service fees on deposits, a $4,000 decrease in gain on sale of loans, a $4,000 decrease in loan servicing fees, and a $4,000 decrease in bank owned life insurance, were partially offset by an increase of $12,000, or 44.7%, in late charges and fees on loans. The decrease in deposit service fee income was a result of reduced income from debit card processing as a result of our conversion to a new core processor. Loan origination fees were up $6,000 and late fees on loans were up $6,000.

Noninterest Expense. Noninterest expense decreased $118,000, or 6.9%, to $1.6 million for the three months ended March 31, 2026, compared to $1.7 million for the three months ended March 31, 2025. The decrease was due primarily to $216,000, or 58.9%, decrease in data processing, a $59,000, or 32.4%, decrease in professional services, $41,000, or 55.4%, decrease in deposit account services expense, a $27,000, or 15.3%, decrease in other expenses, and a $6,000, or 8.0%, decrease in loan expenses, which were partially offset by a $197,000, or 32.0%, increase in salaries and employee benefits, and a $33,000, or 24.5% increase in occupancy and equipment.

The decrease in data processing fees was primarily due to a $223,000 core conversion charge incurred during the 2025 period. The decrease in other expenses was primarily due to primarily to a $26,000 penalty incurred on the early redemption of brokered deposits in the 2025 period, which was done in order to reduce the effective cost of deposits. Professional fees decreased primarily due to expense related to the switch in auditing firms in the 2025 period. The decrease in deposit account services expense is that, since the conversion to the new core processor our income from debit card processing as well as the corresponding expenses have been lower. The increase in salaries and employee benefits was due primarily to merit increases, the new stock-based compensation based program, and increased staff for the new branch office and new mobile branch office. Occupancy and equipment increased primarily due to the opening of the new branch office and new mobile branch office in late 2025.

Income Taxes. Income taxes increased by $55,000, or 701.4%, to $63,000 for the three months ended March 31, 2026, compared to $8,000 for the three months ended March 31, 2025. The increase in the income tax provision was due primarily to a $292,000, or 675.3%, increase in pretax income. The effective tax rates were 18.9% and 17.3% for the three months ended March 31, 2026 and 2025, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2026 and 2025

General. Net income for the six months ended March 31, 2026, was $443,000, an increase of $132,000, or 42.3%, compared to $312,000 for the six months ended March 31, 2025. The increase in net income was primarily due to a $324,000 increase in net interest income, and a $13,000 decrease in the provision for credit losses, which were partially offset by a $46,000 decrease in noninterest income, a $136,000 increase in noninterest expenses and a $24,000 increase in income taxes.

Interest Income. Interest income increased $70,000, or 1.5%, to $4.7 million for the six months ended March 31, 2026 from the six months ended March 31, 2025. This increase was attributable to a $101,000, or 2.3%, increase in interest on loans receivable, which was partially offset by a $29,000, or 19.6%, decrease in interest on interest-earning deposits and other assets, and a $2,000, or 0.9%, decrease in interest on debt securities.

The average balance of loans decreased by $6.3 million, or 4.1%, during the six months ended March 31, 2026, compared to the six months ended March 31, 2025, while the average yield on loans increased by 37 basis points to 5.90% for the three months ended March 31, 2026 from 5.53% for the three months ended March 31, 2025. The increase in the average yield on loans reflects the recent increases in the overall interest rate environment. These increases in interest rates in the economy have caused interest rates on the Bank’s adjustable-rate loans to adjust upward.

The average yield on debt securities increased by 24 basis points to 3.27% for the six months ended March 31, 2026, from 3.03% for the six months ended March 31, 2025, while the average balance of debt securities decreased $928,000 to $10.3 million for the six months ended March 31, 2026, from $11.3 million for the six months ended March 31, 2025.

Interest income on other interest-earning deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $29,000, or 19.6%, for the six months ended March 31, 2026, due primarily to a decrease in the average balance of $1.1 million, or 18.5%, and a decrease in the average yield of seven basis points to 5.07% for the six months ended March 31, 2026, from 5.14% for the six months ended March 31, 2025.

Interest Expense. Total interest expense decreased $254,000, or 18.1%, to $1.1 million for the six months ended March 31, 2026, from $1.4 million for the six months ended March 31, 2025. Interest expense on deposits increased $217,000, or 24.9%, due primarily to an increase of 19 basis points in the average cost of deposits to 1.64% for the six months ended March 31, 2026, from 1.45% for the six months ended March 31, 2025, and an increase of $12.6 million, or 10.5%, in the average balance of interest-bearing deposits to $133.4 million for the six months ended March 31, 2026, from $120.8 million for the six months ended March 31, 2025.

Interest expense on borrowings decreased $471,000, or 90.0%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The decrease was due to a $19.3 million decrease in the average balance outstanding, to $2.2 million for the six months ended March 31, 2026, from $21.6 million for the six months ended March 31, 2025, and a ten basis point decrease in the weighted-average rate, to 4.75% for the six months ended March 31, 2026, from 4.85% for the six months ended March 31, 2025.

Net Interest Income. Net interest income increased $324,000, or 10.0%, to $3.6 million for the six months ended March 31, 2026, compared to $3.2 million for the six months ended March 31, 2025. The net interest margin was 4.32% for the six months ended March 31, 2026, and 3.74% for the six months ended March 31, 2025. The net interest margin was impacted by three decreases in rates by the Federal Reserve Board in 2025 totaling 75 basis points.

Provision for Credit Losses. Based on an analysis of the loan portfolio and asset quality, management recorded a provision for credit losses of $15,000 for the six-month period ended March 31, 2026, a decrease from $28,000 for the six months ended March 31, 2025. The allowance for credit losses was $866,000 at March 31, 2026 and $960,000 at September 30, 2025 and represented 0.60% and 0.67% of total loans at March 31, 2026 and September 30, 2025, respectively. The determination of the adequacy of the allowance for credit losses included consideration of the levels of nonperforming loans, delinquent loans and net charge-offs of loans in both periods.

Total nonperforming loans were $234,000 at March 31, 2026, compared to $1.3 million at September 30, 2025. Classified loans totaled $189,000 at March 31, 2026, compared to $716,000 at September 30, 2025, and total loans past due greater than 30 days were $920,000 and $2.3 million at those respective dates. During the core processor conversion in 2025, some customers were not receiving their statements in a timely manner, which contributed to elevated delinquencies in 2025. As of September 30, 2025, $2.3 million of loans past due greater than 30 days were at 31 days. The send dates for the statements have been adjusted and delinquencies have declined. As a percentage of nonperforming loans, the allowance for credit losses was 370.4% at March 31, 2026 compared to 71.2% at September 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2026 and 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Noninterest Income. Noninterest income totaled $248,000 for the six months ended March 31, 2026, a decrease of $46,000, or 15.6%, from $294,000 for the six months ended March 31, 2025. The decrease was due primarily to a $24,000, or 16.4%, decrease in service fees on deposits, a $12,000 increase in loss on the sale of investments, a decrease in gain on sale of loans of $9,000, or 75.1%, and a decrease of $7,000, or 31.9%, in loan servicing fees, partially offset by an increase in late charges and fees on loans of $16,000, or 26.2%.

Noninterest Expense. Noninterest expense increased $136,000, or 4.3%, to $3.3 million for the six months ended March 31, 2026, compared to $3.1 million for the six months ended March 31, 2025. The increase was due primarily to a $328,000, or 26.4%, increase in salaries and employee benefits, an $80,000, or 30.9%, increase in occupancy and equipment, partially offset by a $199,000, or 36.3%, decrease in data processing fees , and a $78,000, or 53.0%, decrease in deposit account services expense.

The increase in salaries and employee benefits was due primarily to merit increases, the new stock-based compensation based program, and increased staff for the new branch office and new mobile branch office. Occupancy and equipment increased primarily due to the opening of the new branch office and new mobile branch office. The decrease in data processing fees was primarily due to a $223,000 core conversion charge incurred during the 2025 period. The decrease in other expenses was primarily due to a $26,000 penalty incurred on the early redemption of brokered deposits in the 2025 period, which was done in order to reduce the effective cost of deposits. The reason for the decrease in deposit account services expense is that, since the conversion to the new core processor our income from debit card processing as well as the corresponding expenses have been lower.

Income Taxes. Income taxes increased by $24,000, or 30.9%, to $101,000 for the six months ended March 31, 2026, compared to $77,000 for the six months ended March 31, 2025. The increase in the income tax provision was due primarily to a $156,000, or 40.0%, increase in pretax income.The effective tax rates were 18.5% and 19.7% for the six months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2026, we had $1.0 million of outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At March 31, 2026, we had the capacity to borrow an additional $52.4 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2026 and 2025, the Bank had a cash management line of credit agreement with the Federal Home Loan Bank providing for additional borrowing capacity of $11.0 million. The Bank had no borrowings drawn on this line at March 31, 2026, and March 31, 2025.

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

At March 31, 2026, Mercer Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.”  For further information, see Note 4 of the notes to the financial statements included as Part I, item 1 of this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended March 31, 2026.

			Total Number of	Maximum Number of
			Shares (or Units)	(Shares or Units)
	Total Number of	Weighted Average	Purchased as Part of a	that May Yet Be
	Shares (or Units)	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

January 1 to January 31, 2026	—	—	—	73,958
February 1 to February 28, 2026	10,000	$16.25	10,000	63,958
March 1 to March 31, 2026	4,468	$16.80	4,468	59,490

On December 18, 2024, the Company announced that it had adopted and received regulatory non-objection to a stock repurchase program. Pursuant to the program, the Company may repurchase up to 102,297 shares of its common stock, which represented approximately 10% of the Company’s outstanding common shares at the time of adoption. As of March 31, 2026, the Company had repurchased 42,807 shares for a total purchase price of $645,000. The repurchase program has no expiration date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2026 none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER BANCORP, INC.

Date: May 12, 2026	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date: May 12, 2026	/s/Sherman E. Crum
Sherman E. Crum
Principal Financial Officer